Form 10-Q
period 2008-06-30
Imperial Resources, Inc.
filed 2008-07-28
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-152160

IMPERIAL RESOURCES, INC.
                                                                   (Exact name of small business issuer as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Payyappilly House, Thiruthipuram, P.O., Kottapuram Via., 680667 – Ernakulam Dt. Kerala, India
(Address of principal executive offices)

011-91-484-248-6928
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [ X ]   No   [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

July 15, 2008: 3,752,500 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (an exploration stage company) at June 30, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three months ended June 30, 2008 and for the period from August 2, 2007 (date of incorporation) to June 30, 2008 and the statement of cash flows for the three months ended June 30, 2008 and for the period from August 2, 2007 (date of incorporation) to June 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF JUNE 30, 2008

ASSETS
	June 30, 2008	March 31, 2008

Current Assets
Cash Held in Trust (Note 5)	$ 57	$ 18,463
Total Current Assets	57	18,463
Total Assets	57	18,463

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$4,496	$12,904
Related Party Note Payable (Note 6)	10,264	2,683
Total Current Liabilities	14,760	15,587
Total Liabilities	14,760	15,587

Commitments, Contingencies and Other Matters (Note 11)

Shareholders' Deficit (Note 9)
Common stock - $0.001 Par Value; 500,000,000 Shares Authorized; 3,752,500 Issued and Outstanding at March 31, 2008	3,752	3,752
Additional Paid in Capital	48,573	44,673
Deficit Accumulated During the Exploration Stage	(67,028)	(45,549)
Total Shareholders' Deficit	(14,703)	2,876
Total Liabilities and Shareholders' Deficit	$57	$18,463

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2008	Cumulative Period From August 2, 2007 (Inception of the Exploration Stage) Through June 30, 2008

Net Sales	$-	$-
Cost of Sales	-	-
Gross Profit (Loss)	-	-

Operating Expenses
Accounting and Audit Fees	3,065	14,378
Consulting Fees	10,000	17,500
Exploration Expenses	-	11,217
Legal Fees	4,238	8,913
Management Fees	3,000	9,000
Rent	600	1,800
Telephone	300	900
Travel & Entertainment	-	1,474
Other General and Administrative Expenses	276	1,846
Total Operating Expenses	21,479	67,028

Loss From Operations	(21,479))	(67,028)

Net Loss Before Income Taxes	(21,479))	(67,028)

Provision for Income Taxes	-	-

Net Loss	$(21,479))	$(67,028)

Loss Per Common Share
Basic	$(0.01)
Diluted	$(0.01)

Weighted-Average Shares Used to Compute:
Basic Loss Per Common Share	3,752,500
Diluted Loss Per Common Share	3,752,500

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS' DEFICIT
AS OF JUNE 30, 2008

	Common	Stock	Additional Paid	Deficit Accumulated During the Exploration
	Shares	Par $.001	In Capital	Stage	Total
Balance, August 2, 2007	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.001 per share - October 31, 2007	3,000,000	3,000	-	-	3,000
Issuance of common stock for cash at $0.05 per share - December 31, 2007	752,500	752	36,873	-	37,625
Contributed services, facilities etc. (Note 12)	-	-	7,800	-	7,800
Net loss	-	-		(45,549)	(45,549)
Balance, March 31, 2008	3,752,500	3,752	$44,673	$(45,549)	$2,876
Contributed services, facilities etc (Note 12)	-	-	3,900	-	3,900
Net loss	-	-	-	(21,479)	(21,479)
Balance, June 30, 2008	3,752,500	$3,752	$48,573	$(67,028)	$(14,703)

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS
	For the three months ended June 30, 2008	Cumulative Period From August 2, 2007 (inception of the exploration stage) through June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(21,479)	$(67,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services, facilities etc.		3,900	11,700
Changes in assets and liabilities
Accrued expenses and accounts payable		(8,408)	4,496
NET CASH USED IN OPERATING ACTIVITIES		(25,987)	(50,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-	40,625
Proceeds from related party payable		7,581	10,264
NET CASH PROVIDED BY FINANCING ACTIVITIES		7,581	50,889

INCREASE IN CASH		$(18,406)	$57
CASH - BEGINNING OF PERIOD		18,463	-
CASH - END OF PERIOD		$57	$57

Supplemental disclosure:
Cash paid for interest		$—	$—
Cash paid for taxes		$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD THREE MONTHS ENDED
JUNE 30, 2008

NOTE 1 – NATURE OF OPERATION

Imperial Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 2, 2007.  The Company's current articles of incorporation provide for authorized capital stock of 500,000,000 common shares, $0.001 per value.  The Company's fiscal yearend is March 31.

The Company is classified herein as an exploration stage company. The Company has acquired mineral rights for the Bhadrachalam Gold Claim and has not yet determined whether this property contains mineral reserves that are economically recoverable. The recoverability of costs incurred will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to explore, the completion of development of the property and upon future profitable production or proceeds from the sale thereof.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Imperial Resources, Inc. is an exploration stage company as characterized in the United States Securities and Exchange Commission's Industry Guide 7: Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations ("Guide 7"), which applies to accounting for all public companies with mining interests or operations.  The Company has reviewed Guide 7 and has determined it is best classified as an "exploration stage company" at this time as the Company is engaged in the search for a mineral deposit (reserves) and is not in either the development or production stage as defined by Guide 7.  The Company also complies with the Financial Accounting Standards Board ('FASB") Statements on Financial Accounting Standards Board No. 7 (“SFAS 7”) as is required by Guide 7.

The Company has determined August 2, 2007 to be the inception date of the exploration stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents. All cash is held in trust.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 123(R), Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of equity instruments. The Company has adopted SFAS 123(R), which requires the Company to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair-value-based method.  The Company has not awarded any stock based compensation since inception.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then know facts.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and related party payables. The Company’s cash is not held directly by a bank and is therefore possibly not protected under any insurance normally carried by banks in the United States of America which protect the Company against risk of loss of funds.

Income Taxes

The FASB has issued Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

In July, 2006, the FASB issued FASB Interpretations No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. FIN 48 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

Revenue Recognition

The Company does not currently have a source of current revenues.  In the event revenues are recognized in the period that services are provided or minerals or other products are sold, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period that the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Related Party Transactions

Related party transactions are fully disclosed within the Company’s financial statements for the period from August 2, 2007 (the inception date) through June 30, 2008.

Net Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings per Share” to calculate earnings/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earnings/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive. Under SFAS No. 128, if the additional common shares are dilutive, they are not added to the denominator in the calculation. Where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders).

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company’s principal operations, once established in India, will use the local currency, the Indian Rupee (INR), as the functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the interbank rate at the end of the reporting period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income stockholders’ deficit in the balance sheet. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ deficit and amounted to $0 and $0 as of June 30, 2008.

Mineral Property

Mineral property acquisition costs are capitalized in accordance with Emerging Issues Task Force ("EITF") 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  Through the date of these financial statements, the Company has not yet had any costs it believes have met the criteria for capitalizing under EITF 04-2.

Mineral property exploration costs are expensed as incurred. If and when it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $67,028 as of June 30, 2008 and negative cash flows from operations during the three months ended June 30, 2008 of $18,406. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 4 – ACQUISITION OF MINERAL RIGHTS

On August 10, 2007, the Company acquired a 100% interest in the Bhadrachalam Gold Claim from Pune Minerals LLC, an unrelated company, for consideration of $5,000. The mining rights acquired by the Company consist of approximately 248,017 square miles in The Bhadrachalam Gold Claim and is located approximately 22 miles northeast of Pollavarara, India. The latitude is 17 degrees 42'00" North and the longitute is 80 degrees 59'00" East. The Company has not realized any revenues from operations. The Company is primarily engaged in the acquisition, exploration and development of mineral properties. A great deal of work is required at the Bhadrachalam Gold Claim before a final determination as to the economic and legal feasibility of a mining venture can be made.  There is no assurance that a commercially viable deposit will be proven through exploration efforts performed on behalf of the Company. Under the Mining law of India, the claim remains in good standing as long as the Company has an interest in it. There are no annual maintenance fees or minimum exploration work required on the Claim.

NOTE 5 - CASH HELD IN TRUST

The table below details transactions with Milan Uzelac Law Offices during the three months ended June 30, 2008. Milan Uzelac Law Offices is a Canadian Personal Law Corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s operations and also in relation to its exploration expenses. The Company has not maintained its own operating bank account since inception.

Beginning balance as at March 31, 2008	$18,462
Payments to vendors on behalf of Imperial Resources, Inc.	(18,406)
Ending balance as at June 30, 2008	$57

NOTE 6 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company's director during the three months ended June 30, 2008:

Beginning balance payable as at March 31, 2008	$2,683
Advances from director during the three month period	7,581
Ending balance payable as at June 30, 2008	$10,264

All advances from the director are non-interest bearing and are expected to be repaid within a short timeframe, usually no more than a few months due to constraints on the international transfer of funds.

NOTE 7 - INCOME TAXES

United States of America

Since the Company has no operations within the United States of America, there is no provision for United States of America taxes and there are no deferred tax amounts related to the United States of America as of June 30, 2008.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of June 30, 2008.

Republic of India

The Company's significant future prospects rely on the exploration and potential development of mineral rights in the Republic of India.  The Company has not yet sought out a tax advisor with specific expertise with regard to tax regulations of India and the Company's potential tax liabilities should the Company's mineral rights produce mineral reserves which could be profitable. However, the Company does believe it could be classified as a "foreign company" by the Republic of India and would possibly be liable for income taxes on all profits derived from operations in India at a corporate income tax rate of approximately 41%.  As a result of the lack of identifiable profitable mineral reserves at this point, the Company has not recorded a provision for income taxes for India and there are no deferred tax amounts related to India as of June 30, 2008.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s director advanced $10,264 to the Company during the period from August 2, 2007 (Inception Date) through June 30, 2008 for working capital needs. Repayment terms are unscheduled.

NOTE 9 - STOCKHOLDERS' DEFICIT

Imperial Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 2, 2007.  The Company's current articles of incorporation provide for authorized capital stock of 500,000,000 common shares, $0.001 per value.  There are no shares of preferred stock authorized and there are no outstanding stock options, stock awards or warrants to purchase common stock as of June 30, 2008. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of June 30, 2008.

On October 31, 2007, pursuant to three stock purchase agreements, the Company issued 3,000,000 shares of its common stock, at $0.001 per share, for a total of $3,000.

On December 31, 2007, pursuant to thirty five stock purchase agreements, the Company issued 752,500 shares of its common stock, at $0.05 per share, for a total of $37,625.

NOTE 10 - LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share" to calculate gain/loss per share. Basic earnings/loss per share is computed by dividing the earnings/loss available to common stockholders (as the numerator) by the weighted-average number of common shares outstanding (as the denominator). Diluted earnings/loss per share is computed similar to basic earning/loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential common stock (including common stock equivalents) had all been issued, and if such additional common shares were dilutive.

Basic Loss Per Common Share Computation	2008

Net loss available to common stockholders	$(21,479)

Basic earnings per share	(0.01)

Weighted-average shares used to computer basic loss per share	3,752,500

Diluted Loss Per Common Share Computation	2008

Net loss	$(21,479)

(Loss) available to common stockholders	$(21,479)

Diluted loss per common share	$(0.001)

Weighted-average shares used to computer diluted loss per share	3,752,500

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. There were no common stock equivalents that would impact from the calculation of diluted loss per share as of June 30, 2008.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 – CONTRIBUTED SERVICES AND FACILITIES

The Company's directors provided general business services and incurred expenses on behalf of the Company and have agreed not to seek reimbursement of funds expensed on behalf of the Company or for expenses incurred by the directors which could be considered to be the Company's liabilities.  Below is a table of expenses incurred during the period from August 2, 2007 (Inception Date) and through June, 2008.

	Three months ended June 30, 2008	From August 2, 2007 (Inception Date) to June 30, 2008

Management	$ 3,000	$ 9,000
Rent	600	1,800
Telephone	300	900
Total	$ 3,900	$ 11,700

Contributed services and facilities identified above are recorded as an increase to shareholders’ deficit and expensed in the statements of operations as appropriate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Imperial Resources, Inc. (“Imperial”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Business

We were incorporated under the laws of the State of Nevada on August 2, 2007 (date of inception) under the name of Imperial Resources, Inc.  Our fiscal year end is March 31. From inception, our operations have been primarily limited to organizing our company and acquiring our mineral claim.  Our principal office is located at Payyappilly House, Thiruthipuram P.O., Kottapuram Via, 680667 – Ernakulam Dt., Kerala, India.  Our telephone is 011-91-484-248-6928.   We do not have any subsidiaries, affiliated companies or joint venture partners.

Our mineral property, the Bhadrachalam Gold Claim (hereinafter the “Imperial Claim”), is a gold exploration project located 35 km Northeast of Pollavarara, (closest city),  41 km South of the city of Cheria and 45 km Northeast of the city of Khammam, in the District of Andhra Pradesh, India.  We are the registered and beneficial owner of a 100% interest in the Imperial Claim located in Andhra Pradesh, India.  Imperial acquired the Imperial Claim for the sum of $5,000 by purchase from an unrelated vendor, Pune Minerals, LLC. Our business plan is to explore the Imperial Claim for commercially exploitable reserves of valuable minerals.  The Imperial Claim has no proven or probable mineral reserves, and there is no assurance that it contains commercially exploitable reserves of valuable minerals.

We recently commenced our Phase I exploration work on the Imperial Claim. We have funds sufficient to complete only Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Imperial Claim.  We anticipate completing Phase I during 2008.

Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves.  Any funds spent on the exploration of these claims will probably be lost.  If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and you will lose your investment.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock.  There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.  If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

If, on the advice of our independent consulting geologist, Nitesh Varma, we discontinue our exploration of the Imperial Claim, we may seek to acquire other natural resource exploration properties.  Any such acquisition(s) will involve due diligence costs in addition to the acquisition cost.  We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs.  In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.

We have earned no revenue since inception.  From August 2, 2007 (inception) through June 30, 2008, we incurred a net loss of $67,028.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

Our officers and directors have only recently become interested in natural resource exploration.  None of them has any professional training nor technical credentials in the exploration, development, or operation of mines.  We therefore intend to retain qualified persons on a contract basis to perform the exploration of the property as needed.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program.  Nitesh Varma, the professional geologist we hired to outline a work program on the Imperial Claim, has indicated that, subject to availability, he would be prepared to oversee the exploration program, but we have not discussed any terms of such an arrangement.

We currently have no employees other than our three officers/directors, each of whom will only be devoting approximately eight hours per week, to our operations.  We do not intend to hire any employees for the next twelve months and unless and until we have proven mineral reserves.

James Payyappilly, Josey Sajan and Tessy Francis, our sole officers and directors, control us.  If they are able to sell all of their offered shares, they will still own, collectively, approximately 72% of our voting stock.

DESCRIPTION OF BUSINESS AND PROERTY
General

The Company was incorporated under the laws of the State of Nevada on August 2, 2007 under the name of Imperial Resources Inc.   The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  We are an exploration stage company engaged in the search for mineral deposits that demonstrate economic feasibility. Specifically, we plan being to complete Phase I of our exploration program, described below, during the 2008.  We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

Until recently our activities had been confined to the organizational matters described below.

Business Development of Issuer Since Inception

We raised $3,000 in initial seed capital on October 31, 2007 from our directors and officers.  Monies used to begin the search for and arrange to acquire a mineral property that we consider holds the potential to contain gold were advanced to Imperial by our President James Payyappilly.

In August 2007 we engaged Nitesh Varma, Professional Geologist, to conduct a review and analysis of the Imperial Claim and the previous exploration work undertaken on the property and to recommend a mineral exploration program for the Imperial Claim.  Mr. Varma’s report, summarized below, recommends a three-phase exploration program for the Imperial Claim.

On December 31, 2007 Imperial completed a private placement pursuant to Regulation S of the Securities Act of 1933, whereby 752,500 common shares were sold at the price of $0.05 per share to raise $37,625.

We recently began our Phase I exploration work and expect to complete that work this year.

In May 2008, we prepared a registration statement for filing with the SEC which became effective on July 17, 2008.

Business

We are presently in the exploration stage. We intend to undertake exploration work on the Imperial Claim, located in the sub-district of Khammam, District of Andhra Pradesh, India.

We do not have any ore body and there is no assurance that mineralized material with any commercial value exits on our property.   We have not generated any revenues from our operations.

Mineral exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based upon the results of the most recently completed phase of exploration.

To date, we have not conducted any significant exploration work on the Imperial Claim.  We hope to have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Imperial Claim.  Our Phase I work is exploratory in nature.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Imperial Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.

Imperial Claim

Imperial is the registered and beneficial owner of a 100% interest in the Imperial Claim, located in Andhra Pradesh, India.

Beneficial ownership of the Imperial Claim confers the rights to the minerals on the Imperial Claim.

The Imperial Claim covers an area of approximately 957.6 hectares (approximately 2,366 acres).

The Imperial Claim was selected for acquisition due to previously recorded exploration work and substantial past gold production in the immediate area of the Imperial.

There are no permanent facilities, plants, buildings or equipment currently located on the Imperial Claim.

Location, Access, Topographic and Physical Environment

The Imperial Claim is located in sub-district of Khammam, Andhra Pradesh, India.  The Imperial Claim is accessible by all-weather government maintained roads and via railway as well.  Approximately 45 kilometers (28 miles) south-west of the claim is the town of Khammam which provides all necessary amenities and supplies including, fuel, helicopter services, hardware, prospecting services and drilling companies.  Electrical power is not required at this stage of exploration.  Gas-powered portable generators could supply any electrical power that might be required in the foreseeable future.

The topography and relief of the Imperial Claim is fairly rugged. Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The area has a tropical and humid climate, with an oppressive summer and plentiful seasonal rainfall. The summer season, from March to May, is followed by the south west monsoon from June to September. The north east monsoon lasts from October to November. The Imperial Claim’s exploration season is year-round although oppressive heat and heavy rains through the summer and fall favor late fall and early winter as the preferred exploration seasons

Regional, Local & Property Geology

To the east of the Imperial Claim are intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is underlain by sediments and volcanics. The intrusive also consist of a large mass of granodiorite near  the western most point of the property.

Huge deposits of Semi Precious Garnet deposits occur in Ramapuram, Rudrampur, Sujatha Nagar, Enkur mandals of Khammam district. These deposits are mostly confined to Forest areas. Huge deposits of Semi Precious Garnet deposits occur in Ramapuram, Rudrampur, Sujatha Nagar, Enkur mandals of Khammam district. These deposits are mostly confined to Forest areas. Off color Barytes occur as lenses, stringers and veins confined to Pakhal sediments in Khammam district. These deposits occur in Khanapur, Velugumatla and Ballepalli of Khammam Urban mandal and Pocharam of Garla mandal in Khammam district. The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foothills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

The principal bedded rocks for the area of Imperial Claim (and for most of India for that matter) are Precambrian rocks which are exposed along a wide axial zone of a broad complex.

Gold at the Bayyaram Gold Mine (which, as stated above, is in close proximity to the Imperial Claim) is generally concentrated within extrusive Precambrian rocks in the walls of large volcanic caldera. In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides.

These hydrothermal solutions intrude into the older rocks as quartz veins. These rocks may be broken due to mechanical and chemical weathering into sand size particles and carried by streams and channels. Gold occurs also in these sands as placers.

The Varma Report indicates that recent exploration by others, in search for gold occurrence in Andhra Pradesh District, have yielded encouraging results. The Varma Report states that gold belt in sheared gneissic rocks has been found in three sub parallel auriferous load zones in Andhra Pradesh District,, where some blocks having 250 to 500 meter length and 1.5 to 2 meters in width, and that these load zones have the potential to have commercial value.

Recommended Exploration Work

Mr. Nitesh Varma, P. Eng., authored the "Summary of Exploration on the Bhadrachalam Property, Andhra Pradesh, India” dated September 7, 2007 (the “Varma Report”), in which he recommended a phased exploration program to properly evaluate the potential of our property. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. Subject to having funds sufficient to do so we plan to complete Phase I exploration work on the Imperial Claim, in the manner recommended in the Varma Report, to determine the potential for discovering commercially exploitable deposits of gold and/or uranium.

As noted in the Varma Report, records indicate the Imperial Claim has seen very limited historical exploration.   However, the locale of our property is well known for numerous productive, commercial gold mineral occurrences.  We do not have any ores or reserves whatsoever at this time on the Imperial Claim. Our planned Phase I work is exploratory in nature.

The Varma Report concludes that the Imperial Claim is:

-           underlain by the units of the Precambrian rocks that are found at those mineral occurrence sites.  These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

-           mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

-           potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

The Varma Report recommends a two-phase exploration program to properly evaluate the potential of the claims.   We anticipate, based on the budgets set forth in the Varma Report, that Phase I work will cost approximately $13,600.

Assuming Phase I work identifies suitable targets, thus indicating further exploration of the Imperial Claim is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II geochemical surveying and sampling program at a cost of a further $24,600.    Assuming the results of a Phase II program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct Phase III work is subject to our ability to raise funds to do so.  Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2008.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions on the claim. Given the oppressive heat and heavy rains in the area of the Imperial Claim lasting until late fall 2008, Phase I work will not be undertaken until late in the fall, or early in the winter, of 2008.

Phase I work will include establishing a grid and the creation of maps showing the location of all roads in and near the perimeter of the Imperial Claim.  The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.  In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and/or uranium and other indicator minerals can be made.  Based on the Varma Report we expect the costs of Phase I work to total approximately $13,600.

Should Phase I results warrant further work and should we be able to raise additional funds (through the issuance of additional shares, debt securities or loan advances from our directors) to undertake additional work on the Imperial Claim, in Phase II (at an estimated cost of a further $24,600) we expect to undertake a geochemical surveying and sampling program.  This work would be designed to compare the relative concentrations of gold and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.  If an apparent mineralized zone(s) is identified and narrowed down to a specific area by the Phase I & II work, we expect (again subject to our ability to raise additional funds to do so, through the issuance of additional treasury shares, debt securities or loan advances from our directors) to diamond drill selected targets to test the apparent mineralized zones.  The cost of a drilling program, if deemed warranted, cannot be accurately estimated until we have the results of Phase I and II programs.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point.

Phase II work cannot be undertaken unless and until Imperial is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company.  Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Imperial Claim beyond Phase I. In addition, provided the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II.  The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is in 2009. Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Imperial Claim and we may have to go out of business.  We have a limited operating history, no reserves and no revenue.  Accordingly, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Imperial’s operations and liquidate our company.

Geology Report

Mr. Nitesh Varma, P. Eng. is, and has for more that twenty (20) years been, a registered Professional Geologist in good standing in the Geological Society of India. He is a graduate of the University of Punjab, with degrees in geology (B. Sc.1979; M. Sc. 1983).  He has acted as a geological consultant for a number of Indian mining companies on mineral exploration projects in India and around the world.

Management Experience

Our management has no professional training or technical credentials in the exploration, development, and operation of mines.  Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

Competitive Factors

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we will generally compete with other exploration companies, there is no competition for the exploration of minerals from our claim.

We are a mineral exploration company. We compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies.

The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Location Challenges

We do not expect any major challenges in accessing the Imperial Claim during the initial exploration stages.

Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Republic of India, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in India.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

We currently have no employees other than our three officers and directors, who have not been paid for their services and will not receive compensation from the proceeds of this offering.  We do not have any employment agreements with our directors and officers.  We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. Unaffiliated independent contractors that we will hire will conduct all of the work on the property. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are a start-up, exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Imperial Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Imperial Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Imperial Claim.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Imperial Claim.  As an exploration stage company we have experienced losses and we expect to continue to experience losses for the foreseeable future.   Our only potential source for cash at this time is investment by others in the Company or loan advances to the Company by our officers or directors.  We must raise cash to continue our Phase I exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of cash, cash we do not presently have and may never be able to raise.   If we cannot raise this additional cash we will have to abandon our exploration activities and go out of business.

We estimate we will require approximately $27,989 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

Alternatively we may attempt to interest other companies to undertake exploration work on the Imperial Claim through joint venture arrangement or even the sale of part of the Imperial Claim.  Neither of these avenues has been pursued as of the date of this prospectus.

Since we do not presently have the requisite funds, we are unable to complete Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work recommended by our independent professional engineer.  If we are unable to finance exploration activities, we may have no alternative but to go out of business.

We do not intend to hire any employees at this time. Any work undertaken on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on August 2, 2007.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

Trends

We are in the explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to June 30, 2008 of $67,028. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-QSB have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Imperial Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Imperial Claim. We have funds sufficient to complete only a portion of Phase 1 of a two-phase exploration program recommended for the Imperial Claim. Subject to raising the requisite additional capital we anticipate completing Phase I by the end of 2008.

Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Imperial Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Subject to raising additional capital, our anticipated exploration costs over the next twelve months on the Imperial Claim are approximately $13,600.  This figure represents the anticipated cost to us of completing the Phase I of the Varma Report.  Should the results of the Phase I work be sufficiently encouraging to justify our undertaking the Phase II program, in order to undertake Phase II (at an estimated cost of $24,600), we will have to raise additional investment capital.

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2008 our total assets were $57 and our total liabilities were $14,760 including $10,264 which was owed to related parties.

As of June 30, 2008 we had cash reserves of $57 and unpaid accounts payable of $14,760 and $10,264 owed to related parties leaving no money to meet any of our obligations.

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense

Accounting and audit	$ 20,200
Edgar filing costs	1,000
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Legal fees	1,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	33,550
Add: Account payable – unrelated parties at June 30, 2008	4,496
Subtotal:	38,046
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 27,989

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of June 30, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Three months ended June 30, 2008

We incurred expenses of $21,479 for the three months ended June 30, 2008:

Expenses	For the three months ended June 30, 2008

Accounting and Audit Fees	$ 3,065
Consulting Fees	10,000
Legal Fees	4,238
Management fees (1)	3,000
Rent (1)	600
Telephone (1)	300
Other General & Administrative Expenses	276

Total	$ 21,479

(1) The Company does not pay its directors or officers for the service they render to the Company, including the provision of office space and telephone. However, since October 1, 2007 the company has accrued as expenses (i) $1,000/month on account of management fees; (ii) $200/month for rent and, (iii) $100/month for telephone.  These amounts will never be paid to the directors and officers in either cash or shares; however they are included for accounting purposes as expenses and as additions to ‘paid in capital’ in the Statement of Stockholder Deficit..

Balance Sheet

Total cash as at June 30, 2008, was $57.  Our working capital deficiency as of June 30, 2008 was $14,703.  If amounts owed to related parties are excluded there is still a working capital deficit of $4,439.

Our working capital is attributable to the completion of an initial capital contribution on August 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ Deficit as of June 30, 2008 was $14,703.  Total shares outstanding as at June 30, 2008, was 3,752,500.

Risk Factors

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS PROSPECTUS BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING  RESULTS  AND FINANCIAL CONDITION  COULD  BE  SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN THIS OFFERING.

1.	Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our March 31, 2008 financial statements, as included in the prospectus, expressed an opinion that our Company’s capital resources as of March 31, 2008 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we complete our proposed initial public offering and raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease to operation which means any persons acquiring shares under this offering will loss their entire investment in our Company.

2.	Since mineral exploration is a highly speculative venture, anyone purchasing our stock will likely lose their entire investment.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of our mineral claim we plan to undertake. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claim does not contain any reserves.  Any funds spent on the exploration of this claim will probably be lost.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.  In such a case, we would be unable to complete our business plan and our shareholders may lose their entire investment.

3.	If we don't obtain additional financing our business may fail.

Our cash on hand is not estimated to be sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of June 30, 2008, we had cash on hand of $57 against $14,760 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II, which is estimated to cost $24,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $67,028 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of this registration statement of which this prospectus is a part.

5.	Market factors in the mining business are out of our control and so we may not be able to profitably sell any minerals that we find.

We have no known ore reserves but even if we are successful in locating commercially exploitable reserves of valuable minerals, we can provide no assurance that we will be able to sell such reserves.  Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our investors may lose their entire investment.

6.	If we cannot compete successfully with other exploration companies, our exploration program may suffer and our shareholders may lose their investment.

Many of the resource exploration stage companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties.  As a result, our competitors will likely have resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies.  This competition could adversely impact our ability to finance the exploration of our mineral property.

7.	Since our executive officers do not have technical training or experience in starting, and operating a mineral exploration company there is a higher risk our business will fail.

Our executive officers have no experience in mineral exploration and do not have formal training in geology or in the technical aspects of management of a mineral exploration company.  This inexperience presents a higher risk that we will be unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our investors will lose all of their investment.

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9.
Since our officers and directors have other business interests, they will be devoting approximately eight hours per month to our operations, which may result in periodic interruptions or suspensions of exploration.

Our officers have other outside business activities and will only be devoting approximately eight hours per month, to our operations.  As a result, our operations may be sporadic and occur at times that are convenient to our officers.  Consequently, our business activities may be periodically interrupted or suspended.

10. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Imperial Claim, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of Andhra Pradesh, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Imperial Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Imperial Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

11.   Since substantially all of our assets, directors and officers are outside the United States it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers and directors.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. We were incorporated in the State of Nevada and have an agent for service in Carson City, Nevada.  Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation.  Our agent for service will not, however, accept service on behalf of any of our officers or directors.  All of our directors and officers are residents of India and neither of them have an agent for service in the United States.  Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

12. If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

We will compete with other mining companies in the recruitment and retention of qualified managerial and technical employees.  Our success will be largely dependent upon our ability to hire highly qualified personnel.  This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand and we may not be able to attract the staff we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Currently, we have not hired any key personnel and we do not intend to do so for the next 12 months and until we have proved mineral reserves.  If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

13. Our directors and officers own a controlling percentage of voting stock, which will allow them to make decisions and effect transactions without further shareholder approval.

Our directors and officers own, collectively, approximately 72% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers.

14. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares.   Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.  Once this registration statement becomes effective, it is our intention to apply for a quotation on the ‘Over-the-Counter Bulletin Board’ (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K and 10Q; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to become effective with this prospectus will be six months plus twelve to eighteen additional weeks thereafter to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB.   If this is the case, there will be no liquidity for the shares of our shareholders.

15.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

16. Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our shareholders to sell their shares

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

Our common stock is defined as a ‘penny stock’ pursuant to Rule 3a51-1 pursuant to the Securities Exchange Act of 1934. Penny stock is subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934.  Those rules require broker-dealers, before effecting transactions in any ‘penny stock’, to:

                      -  Deliver to the customer, and obtain a written receipt for, a disclosure document;
                        -  Disclo se certain price information about the penny stock;
                        -  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
                      -  Send monthly statements to customers with market and price information about the penny stock; and
- in some circumstances, approve the purchasers account pursuant to certain standards and deliver written statements to the customer with information specified in those rules.

Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.

19. We anticipate the need to sell additional shares of our common stock in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Imperial’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Imperial’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Imperial’s internal controls or in other factors that could materially affect Imperial’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Imperial or is a party or to which the Bhadrachlam Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended March 31, 2008.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.2	Articles of Incorporation (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.3	By-laws (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

4	Specimen Stock Certificate (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL RESOURCES, INC.
(Registrant)

Date: July 24, 2008	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: July 24, 2998	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: July 24, 2008	TESSY FRANCIS
Vice President and Director