Form 10-Q
period 2008-09-30
Imperial Resources, Inc.
filed 2008-11-13
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

October 15, 2008: 3,752,500 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

INDEX

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September 30, 2008 and March 31, 2008	4

	Statements of Operations For the three and six months ended September 30, 2008 and 2007 and for the period from August 2, 2007 (Date of Inception) to September 30, 2008	5

	Statement of Shareholders’ Deficit As of September 30, 2008	6

	Statements of Cash Flows For the three and six months ended September 30, 2008 and for the period August 2, 2007 (Date of Inception) to September 30, 2008	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	14

ITEM 3.	Controls and Procedures	29

PART 11.	OTHER INFORMATION	29

ITEM 1.	Legal Proceedings	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	29

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits and Reports on Form 8-K	30

	SIGNATURES.	31

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (an exploration stage company) at September 30, 2008 (with comparative figures as at March 31, 2008) and the statements of operations for the three and six months ended September 30, 2008 and from August 2, 2007 (inception of the exploration stage) through September 30, 2007 and from the period from August 2, 2007 (inception of the exploration stage) through September 30, 2008 and the statements of cash flows for the six months ended September 30, 2008 and from August 2, 2007 (inception of the exploration stage) through September 30, 2007 and for the period from August 2, 2007 (date of incorporation) to September 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF SEPTEMBER 30, 2008

ASSETS
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash Held in Trust (Note 5)	$ 57	$ 18,463
Total Current Assets	57	18,463
Total Assets	57	18,463

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$7,159	$12,904
Related Party Note Payable (Note 6)	15,780	2,683
Total Current Liabilities	22,939	15,587
Total Liabilities	22,939	15,587

Commitments, Contingencies and Other Matters (Note 11)

Shareholders' (Deficit) Equity (Note 9)
Common stock - $0.001 Par Value; 500,000,000 Shares Authorized; 3,752,500 Issued and Outstanding at September 30, 2008 and March 31, 2008	3,752	3,752
Additional Paid in Capital	52,473	44,673
Deficit Accumulated During the Exploration Stage	(79,107)	(45,549))
Total Shareholders' (Deficit) Equity	(22,882)	2,876
Total Liabilities and Shareholders' (Deficit) Equity	$57	$18,463

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2008	From August 2, 2007 (inception of the exploration stage) through September 30, 2007	For the six months ended September 30, 2008	Cumulative Period from August 2, 2007 (inception of Exploration Stage) Through September 30, 2008

Net Sales	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-
Gross Profit (Loss)	-	-	-	-

Operating Expenses
Accounting and Audit Fees	4,415	-	7,480	18,793
Consulting Fees	2,500	-	12,500	20,000
Exploration Expenses	-	-	-	11,217
Legal Fees	-	1,730	4,238	8,913
Management Fees	3,000	-	6,000	12,000
Rent	600	-	1,200	2,400
Telephone	300	-	600	1,200
Other General and Administrative Expenses	1,264	918	1,540	4,584
Total Operating Expenses	12,079	2,648	33,558	79,107

Loss From Operations	(12,079)	(2,648)	(33,558)	(79,107)

Net Loss Before Income Taxes	(12,079)	(2,648)	(33,558)	(79,107)

Provision for Income Taxes	-

Net Loss	$ (12,079)	$ (2,648)	$ (33,558)	$ (79,107)

Loss Per Common Share
Basic	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted-Average Shares Used to Compute:
Basic Loss per Common Share	3,752,500	2,000,000	3,752,500
Diluted Loss per Common Share	3,752,500	2,000,000	3,752,500

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
AS OF SEPTEMBER 30, 2008

	Common	Stock	Additional Paid	Deficit Accumulated During the Exploration
	Shares	Par $.001	In Capital	Stage	Total
Balance, August 2, 2007	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.001 per share - October 31, 2007	3,000,000	3,000	-	-	3,000
Issuance of common stock for cash at $0.05 per share - December 31, 2007	752,500	752	36,873	-	37,625
Contributed services, facilities etc. (Note 12)	-	-	7,800	-	7,800
Net loss	-	-		(45,549)	(45,549)
Balance, March 31, 2008	3,752,500	3,752	$44,673	$(45,549)	$2,876
Contributed services, facilities etc (Note 12)	-	-	7,800	-	7,800
Net loss	-	-	-	(33,558)	(33,558)
Balance, September 30, 2008	3,752,500	$3,752	$52,473	$(79,107)	$(22,882)

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the six months ended September 30, 2008	From August 2, 2007 (inception of the exploration stage) through September 30, 2007	Cumulative Period from August 2, 2007 (inception of the exploration stage) through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,558)	$ (2,648)	$ (79,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services, facilities etc	7,800	-	15,600
Changes in assets and accounts payable	(5,745)	(2,000)	7,159
NET CASH USED IN OPERATING ACTIVITIES	(31,503)	(4,648)	(56,348)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from the sale of common stock	-	2,000	40,625
Proceeds from related party payable	13,097	2,648	15,780
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,097	4,648	56,405

DECREASE IN CASH	$ (18,406)	$ -	$ 57
CASH – BEGINNING OF PERIOD	18,463	-	-
CASH – END OF PERIOD	$ 57	$ -	$ 57

Supplemental disclosure:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SIX MONTHS ENDED
SEPTEMBER 30, 2008

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

Related Party Transactions

Related party transactions are fully disclosed within the Company’s financial statements for the period from August 2, 2007 (the inception date) through September 30, 2008.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ deficit and amounted to $0 and $0 as of September 30, 2008.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $79,107 as of September 30, 2008 and negative cash flows from operations during the six months ended September 30, 2008 of $18,406. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 5 - CASH HELD IN TRUST

The table below details transactions with Milan Uzelac Law Offices during the six months ended September 30, 2008. Milan Uzelac Law Offices is a Canadian Personal Law Corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s operations and also in relation to its exploration expenses. The Company has not maintained its own operating bank account since inception.

Beginning balance as at March 31, 2008	$18,462
Payments to vendors on behalf of Imperial Resources, Inc.	(18,406)
Ending balance as at September 30, 2008	$57

NOTE 6 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company's director during the six months ended September 30, 2008:

Beginning balance payable as at March 31, 2008	$2,683
Advances from director during the six month period	13,097
Ending balance payable as at September 30, 2008	$15,780

All advances from the director are non-interest bearing and are expected to be repaid within a short timeframe, usually no more than a few months due to constraints on the international transfer of funds.

NOTE 7 - INCOME TAXES

United States of America

Since the Company has no operations within the United States of America, there is no provision for United States of America taxes and there are no deferred tax amounts related to the United States of America as of September 30, 2008.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of September 30, 2008.

Republic of India

The Company's significant future prospects rely on the exploration and potential development of mineral rights in the Republic of India.  The Company has not yet sought out a tax advisor with specific expertise with regard to tax regulations of India and the Company's potential tax liabilities should the Company's mineral rights produce mineral reserves which could be profitable. However, the Company does believe it could be classified as a "foreign company" by the Republic of India and would possibly be liable for income taxes on all profits derived from operations in India at a corporate income tax rate of approximately 41%.  As a result of the lack of identifiable profitable mineral reserves at this point, the Company has not recorded a provision for income taxes for India and there are no deferred tax amounts related to India as of September 30, 2008.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s director advanced $15,780 to the Company during the period from August 2, 2007 (Inception Date) through September 30, 2008 for working capital needs. Repayment terms are unscheduled.

NOTE 9 - STOCKHOLDERS' DEFICIT

Imperial Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 2, 2007.  The Company's current articles of incorporation provide for authorized capital stock of 500,000,000 common shares, $0.001 per value.  There are no shares of preferred stock authorized and there are no outstanding stock options, stock awards or warrants to purchase common stock as of September 30, 2008. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of September 30, 2008.

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

Basic Loss Per Common Share Computation	2008

Net loss available to common stockholders	$(33,558)

Basic earnings per share	(0.01)

Weighted-average shares used to computer basic loss per share	3,752,500

Diluted Loss Per Common Share Computation	2008

Net loss	$(33,558)

(Loss) available to common stockholders	$(33,558)

Diluted loss per common share	$(0.01)

Weighted-average shares used to computer diluted loss per share	3,752,500

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. There were no common stock equivalents that would impact from the calculation of diluted loss per share as of September 30, 2008.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 – CONTRIBUTED SERVICES AND FACILITIES

The Company's directors provided general business services and incurred expenses on behalf of the Company and have agreed not to seek reimbursement of funds expensed on behalf of the Company or for expenses incurred by the directors which could be considered to be the Company's liabilities.  Below is a table of expenses incurred during the period from August 2, 2007 (Inception Date) and through September 30, 2008.

	Three months ended September 30, 2008	From August 2, 2007 (Inception Date) to September 30, 2008

Management	$ 3,000	$ 12,000
Rent	600	2,400
Telephone	300	1,200
Total	$ 3,900	$ 15,600

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

We have earned no revenue since inception.  From August 2, 2007 (inception) through September 30, 2008, we incurred a net loss of $79,107.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

James Payyappilly, Josey Sajan and Tessy Francis, our sole officers and directors, control us.  If they are able to sell all of their offered shares, they will still own, collectively, approximately 80% of our voting stock.

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

We estimate we will require approximately $40,652 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of September 30, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to September 30, 2008 of $79,107. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of September 30, 2008 our total assets were $57 and our total liabilities were $22,939 including $15,780 which was owed to related parties.

As of September 30, 2008 we had cash reserves of $57 and unpaid accounts payable of $7,159 and $15,780 owed to related parties leaving no money to meet any of our obligations.

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense

Accounting and audit	$ 20,200
Edgar filing costs	1,000
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Legal fees	1,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	33,550
Add: Account payable – unrelated parties at September 30, 2008	7,159
Subtotal:	40,709
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 40,652

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of September 30, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Six months ended September 30, 2008

We incurred expenses of $33,558 for the six months ended September 30, 2008:

Expenses	For the six months ended September 30, 2008

Accounting and Audit Fees	$ 7,480
Consulting Fees	12,500
Legal Fees	4,238
Management fees (1)	6,000
Rent (1)	1,200
Telephone (1)	600
Other General & Administrative Expenses	1,540

Total	$ 33,558

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

Balance Sheet

Total cash as at September 30, 2008, was $57.  Our working capital deficiency as of September 30, 2008 was $22,882.  If amounts owed to related parties are excluded there is still a working capital deficit of $7,102.

Our working capital is attributable to the completion of an initial capital contribution on August 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of September 30, 2008 was $22,882.  Total shares outstanding as at September 30, 2008, was 3,752,500.

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

Our cash on hand is not estimated to be sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of September 30, 2008, we had cash on hand of $57 against $22,939 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II, which is estimated to cost $24,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $79,107 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of this registration statement of which this prospectus is a part.

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

Our directors and officers own, collectively, approximately 80% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers.

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
                        -  Disclose certain price information about the penny stock;
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

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Imperial’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Imperial’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

IMPERIAL RESOURCES, INC.
(Registrant)

Date: November 12, 2008	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: November 12,k 2008	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: November 12, 2008	TESSY FRANCIS
Vice President and Director