Form 10-Q
period 2008-12-31
Imperial Resources, Inc.
filed 2009-02-13
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-152160

IMPERIAL RESOURCES, INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Payyappilly House, Thiruthipuram, P.O., Kottapuram Via., 680667 – Ernakulam Dt. Kerala, India
(Address of principal executive offices)

011-91-484-248-6928
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                Accelerated filer                [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                                 Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2009: 3,752,500 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2008 and March 31, 2008	4

	Statement of Operations For the three and nine months ended December 31, 2008 and 2007 and from August 2, 2007 (Date of Inception) to December 31, 2007 and for the period from August 2, 2007 (Date of Inception) to December 31, 2008	5

	Statement of Shareholders’ Deficit As at December 31, 2008	6

	Statement of Cash Flows For the three and nine months ended December 31, 2008 and for the period from August 2, 2007 (Date of Inception) through December 31, 2007 and for the period August 2, 2007 (Date of Inception) to December 31, 2008	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosure of Market Risk	24

ITEM 4.	Controls and Procedures	25

ITEM 4T	Controls and Procedures	25

PART 11.	OTHER INFORMATION	25

ITEM 1.	Legal Proceedings	25

ITEM 1A	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Submission of Matters to a Vote of Security Holders	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits and Reports on Form 8-K	30

	SIGNATURES.	31

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (an exploration stage company) at December 31, 2008 (with comparative figures as at March 31, 2008) and the statements of operations for the three and nine months ended December 31, 2008 and from August 2, 2007 (inception of the exploration stage) through December 31, 2007 and from the period from August 2, 2007 (inception of the exploration stage) through December 31, 2008 and the statements of cash flows for the nine months ended December 31, 2008 and from August 2, 2007 (inception of the exploration stage) through December 31, 2007 and for the period from August 2, 2007 (date of incorporation) to December 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF DECEMBER 31, 2008

ASSETS
	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash Held in Trust (Note 5)	$ 57	$ 18,463
Total Current Assets	57	18,463
Total Assets	57	18,463

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$8,996	$12,904
Related Party Note Payable (Note 6)	17,860	2,683
Total Current Liabilities	26,856	15,587
Total Liabilities	26,856	15,587

Commitments, Contingencies and Other Matters (Note 11)

Shareholders' (Deficit) Equity (Note 9)
Common stock - $0.001 Par Value; 500,000,000 Shares Authorized; 3,752,500 Issued and Outstanding at December 31, 2008 and March 31, 2008	3,752	3,752
Additional Paid in Capital	56,373	44,673
Deficit Accumulated During the Exploration Stage	(86,924)	(45,549))
Total Shareholders' (Deficit) Equity	(26,799)	2,876
Total Liabilities and Shareholders' (Deficit) Equity	$57	$18,463

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the nine months ended December 31, 2008	From August 2, 2007 (inception of exploration stage) through December 31, 2007	Cumulative Period from August 2, 2007 (inception of exploration stage) through December 31, 2008

Net Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-

Operating Expenses
Accounting and Audit Fees	3,050	-	9,323	-	21,843
Consulting Fees	-	-	12,500	-	20,000
Exploration Expenses	-	10,000	-	10,000	11,217
Legal Fees	-	1,186	4,238	2,917	8,913
Management Fees	3,000	3,000	9,000	3,000	15,000
Rent	600	600	1,800	600	3,000
Telephone	300	300	900	300	1,500
Other General and Administrative Expenses	867	535	3,614	1,452	5,451
Total Operating Expenses	7,817	15,621	41,375	18,269	86,924

Loss From Operations	(7,817)	(15,621)	(41,375)	(18,269)	(86,924)

Net Loss Before Income Taxes	(7,817)	(15,621)	(41,375)	(18,269)	(86,924)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (7,817)	$ (15,621)	$ (41,375)	$ (18,269)	$ (86,924)

Loss Per Common Share
Basic	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted-Average Shares Used to Compute:
Basic Loss per Common Share	3,752,500	3,004,983	3,752,500	3,004,983
Diluted Loss per Common Share	3,752,500	3,004,983	3,752,500	3,004,983

The accompanying notes are an integral part of these financial statements.

MPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
AS OF DECEMBER 31, 2008

	Common	Stock	Additional Paid	Deficit Accumulated During the xploration
	Shares	Par $.001	In Capital	Stage	Total
Balance, August 2, 2007	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.001 per share - October 31, 2007	3,000,000	3,000	-	-	3,000
Issuance of common stock for cash at $0.05 per share - December 31, 2007	752,500	752	36,873	-	37,625
Contributed services, facilities etc. (Note 12)	-	-	7,800	-	7,800
Net loss	-	-		(45,549)	(45,549)
Balance, March 31, 2008	3,752,500	3,752	$44,673	$(45,549)	$2,876
Contributed services, facilities etc. (Note 12)	-	-	11,700	-	11,700
Net loss	-	-	-	(41,375)	(41,375)
Balance, December 31, 2008	3,752,500	$3,752	$56,373	$(86,924)	$(26,799)

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2008	From August 2, 2007 (inception of the exploration stage) through December 31, 2007	Cumulative Period from August 2, 2007 (inception of the exploration stage) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (41,375)	$ (18,269)	$ (86,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services, facilities etc	11,700	3,900	19,500
Changes in assets and accounts payable	(3,908)	-	8,996
NET CASH USED IN OPERATING ACTIVITIES	(33,583)	(14,369)	(58,428)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from the sale of common stock	-	40,625	40,625
Proceeds from related party payable	15,177	2,683	17,860
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,177	43,308	58,485

DECREASE IN CASH	$ (18,406)	$ -	$ 57
CASH – BEGINNING OF PERIOD	18,463	-	-
CASH – END OF PERIOD	$ 57	$ 28,939	$ 57

Supplemental disclosure:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD NINE MONTHS ENDED
DECEMBER 31, 2008

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

Related Party Transactions

Related party transactions are fully disclosed within the Company’s financial statements for the period from August 2, 2007 (the inception date) through December 31, 2008.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ deficit and amounted to $0 and $0 as of December 31, 2008.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $86,924 as of December 31, 2008 and negative cash flows used in operations during the nine months ended December 31, 2008 of $33,583. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 5 - CASH HELD IN TRUST

The table below details transactions with Milan Uzelac Law Offices during the nine months ended December 31, 2008. Milan Uzelac Law Offices is a Canadian Personal Law Corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s operations and also in relation to its exploration expenses. The Company has not maintained its own operating bank account since inception.

Beginning balance as at March 31, 2008	$18,462
Payments to vendors on behalf of Imperial Resources, Inc.	(18,406)
Ending balance as at December 31, 2008	$57

NOTE 6 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company's director during the nine months ended December 31, 2008:

Beginning balance payable as at March 31, 2008	$2,683
Advances from director during the nine month period	15,177
Ending balance payable as at December 31, 2008	$17,860

All advances from the director are non-interest bearing and are expected to be repaid within a short timeframe, usually no more than a few months due to constraints on the international transfer of funds.

NOTE 7 - INCOME TAXES

United States of America

Since the Company has no operations within the United States of America, there is no provision for United States of America taxes and there are no deferred tax amounts related to the United States of America as of December 31, 2008.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of December 31, 2008.

Republic of India

The Company's significant future prospects rely on the exploration and potential development of mineral rights in the Republic of India.  The Company has not yet sought out a tax advisor with specific expertise with regard to tax regulations of India and the Company's potential tax liabilities should the Company's mineral rights produce mineral reserves which could be profitable. However, the Company does believe it could be classified as a "foreign company" by the Republic of India and would possibly be liable for income taxes on all profits derived from operations in India at a corporate income tax rate of approximately 41%.  As a result of the lack of identifiable profitable mineral reserves at this point, the Company has not recorded a provision for income taxes for India and there are no deferred tax amounts related to India as of December 31, 2008.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s director advanced $17,860 to the Company during the period from August 2, 2007 (Inception Date) through December 31, 2008 for working capital needs.

NOTE 9 - STOCKHOLDERS' DEFICIT

Imperial Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 2, 2007.  The Company's current articles of incorporation provide for authorized capital stock of 500,000,000 common shares, $0.001 per value.  There are no shares of preferred stock authorized and there are no outstanding stock options, stock awards or warrants to purchase common stock as of December 31, 2008. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of December 31, 2008.

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

Basic Loss Per Common Share Computation	2008

Net loss available to common stockholders	$(41,375)

Basic earnings per share	(0.01)

Weighted-average shares used to computer basic loss per share	3,752,500

Diluted Loss Per Common Share Computation	2008

Net loss	$(41,375)

(Loss) available to common stockholders	$(41,375)

Diluted loss per common share	$(0.01)

Weighted-average shares used to computer diluted loss per share	3,752,500

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. There were no common stock equivalents that would impact from the calculation of diluted loss per share as of December 31, 2008.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 – CONTRIBUTED SERVICES AND FACILITIES

The Company's directors provided general business services and incurred expenses on behalf of the Company and have agreed not to seek reimbursement of funds expensed on behalf of the Company or for expenses incurred by the directors which could be considered to be the Company's liabilities.  Below is a table of expenses incurred during the period from August 2, 2007 (Inception Date) and through December 31, 2008.

	Three months ended December 31, 2008	From August 2, 2007 (Inception Date) to December 31, 2008

Management	$ 3,000	$ 15,000
Rent	600	3,000
Telephone	300	1,500
Total	$ 3,900	$ 19,500

Contributed services and facilities identified above are recorded as an increase to shareholders’ deficit and expensed in the statements of operations as appropriate.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We recently commenced our Phase I exploration work on the Imperial Claim. We have funds sufficient to complete only Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Imperial Claim.  We anticipate completing Phase I during 2009.

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

We have earned no revenue since inception.  From August 2, 2007 (inception) through December 31, 2008, we incurred a net loss of $86,924.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

The Varma Report indicates that recent exploration by others, in search for gold occurrence in Andhra Pradesh District, have yielded encouraging results. The Varma Report states that gold belt in sheared gneissic rocks has been found in three sub parallel auriferous load zones in Andhra Pradesh District, where some blocks having 250 to 500 meter length and 1.5 to 2 meters in width, and that these load zones have the potential to have commercial value.

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

OUR COMPANY

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

We estimate we will require approximately $42,489 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2008, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to December 31, 2008 of $86,924. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Imperial Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Imperial Claim. We have funds sufficient to complete only a portion of Phase 1 of a two-phase exploration program recommended for the Imperial Claim. Subject to raising the requisite additional capital we anticipate completing Phase I by the end of 2009.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of December 31, 2008 our total assets were $57 and our total liabilities were $26,856 including $17,860 which was owed to related parties.

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense

Accounting and audit	$ 20,200
Edgar filing costs	1,000
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Legal fees	1,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	33,550
Add: Account payable – unrelated parties at December 31, 2008	8,996
Subtotal:	42,546
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 42,489

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of December 31, 2008, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Nine months ended December 31, 2008

We incurred expenses of $41,375 for the nine months ended December 31, 2008:

Expenses	For the nine months ended December 31, 2008

Accounting and Audit Fees	$ 9,323
Consulting Fees	12,500
Legal Fees	4,238
Management fees (1)	9,000
Rent (1)	1,800
Telephone (1)	900
Other General & Administrative Expenses	3,614

Total	$ 41,375

(1) The Company does not pay its directors or officers for the service they render to the Company, including the provision of office space and telephone. However, since October 1, 2007 the company has accrued as expenses (i) $1,000/month on account of management fees; (ii) $200/month for rent and, (iii) $100/month for telephone.  These amounts will never be paid to the directors and officers in either cash or shares; however they are included for accounting purposes as expenses and as additions to ‘paid in capital’ in the Statement of Stockholder Deficit.

Balance Sheet

Total cash as at December 31, 2008, was $57.  Our working capital deficiency as of December 31, 2008 was $26,799.  If amounts owed to related parties are excluded there is still a working capital deficit of $8,939.

Our working capital is attributable to the completion of an initial capital contribution on August 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of December 31, 2008 was $26,799.  Total shares outstanding as at December 31, 2008, was 3,752,500.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 2,700,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Bhadrachalam Gold Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T                      CONTROLS AND PROCEDURES

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

ITEM 1A                      RISK FACTORS

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

Our cash on hand is not estimated to be sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of December 31, 2008, we had cash on hand of $57 against $26,856 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II, which is estimated to cost $24,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $86,924 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of this registration statement of which this prospectus is a part.

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

IMPERIAL RESOURCES, INC.
(Registrant)

Date:	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date:	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date:	TESSY FRANCIS
Vice President and Director