Form 10-K
period 2009-03-31
Imperial Resources, Inc.
filed 2009-06-30
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

June 22, 2009: 3,752,500 common shares

PART 1

ITEM 1.  BUSINESS

History and Organization

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

We have not commenced our Phase I exploration work on the Imperial Claim. We do not have funds sufficient to complete Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Imperial Claim.  We anticipate completing Phase I during late spring of 2010.

Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves.  Any funds spent on the exploration of these claims will probably be lost.  If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and our shareholders will lose their investment.

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

We have earned no revenue since inception.  From August 2, 2007 (inception) through March 31, 2009, we incurred a net loss of $101,479.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

We currently have no employees other than our three officers/directors, each of whom will only be devoting approximately less than eight hours per week, to our operations.  We do not intend to hire any employees for the next twelve months and unless and until we have proven mineral reserves.

James Payyappilly, Josey Sajan and Tessy Francis, our sole officers and directors, control us.  If they are able to sell all of their offered shares, they will still own, collectively, approximately 72% of our voting stock.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                      ITEM 1A.                                     RISK FACTORS

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FORM 10-K BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN OUR SHARES.

1.	Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our March 31, 2009 financial statements, as included in the prospectus, expressed an opinion that our Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease to operation which means any persons purchasing shares will loss their entire investment in our Company.

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

We will need to obtain additional financing in order to complete our business plan.  As of March 31, 2009, we had cash on hand of $57 against $37,511 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced as of March 31, 2009.  We will require additional financing in order to complete Phases I and II, which is estimated to cost $32,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are an exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $101,479 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement with the SEC.

5.	Market factors in the mining business are out of our control and so we may not be able to profitably sell any minerals that we find.

We have no known ore reserves but even if we are successful in locating commercially exploitable reserves of valuable minerals, we can provide no assurance that we will be able to sell such reserves.  Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our shareholders may lose their entire investment.

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

Our executive officers have no experience in mineral exploration and do not have formal training in geology or in the technical aspects of management of a mineral exploration company.  This inexperience presents a higher risk that we will be unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our shareholders
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

9.
Since our officers and directors have other business interests, they will be devoting approximately less than eight hours per month to our operations, which may result in periodic interruptions or suspensions of exploration.

Our officers have other outside business activities and will only be devoting approximately less than eight hours per month, to our operations.  As a result, our operations may be sporadic and occur at times that are convenient to our officers.  Consequently, our business activities may be periodically interrupted or suspended.

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

12. Purchasers of our stock  may not be able to resell any shares they purchase through our effective prospectus because we do not intend to register our shares in any state and there is no public market for our shares.

It may difficult or impossible for investors to sell our common stock or for them to sell our common stock for more than the offering price, being initially $0.05 per share, even if our operating results are positive.  We do not intend to register our common stock with any State.  Therefore, investors will not be able to resell their shares in any State unless the resale is exempt under the Blue Sky laws of the State in which the shares are to be sold.  Our common stock is also not currently listed or quoted upon any established trading system.  Most of our common stock is currently held by a small number of investors that will further reduce the liquidity of our common stock.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price, when and if our shares are eventually quoted.

13. If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

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

14. Our directors and officers own a controlling percentage of voting stock, which will allow them to make decisions and effect transactions without further shareholder approval.

Our directors and officers own, collectively, approximately 72% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transaction such as mergers.

15. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system   Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.  It is our intention to apply for a quotation on the ‘Over-the-Counter Bulletin Board’ (“OTCBB”) whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K and 10Q; filed with the SEC or other regulatory authorities.

Presently, we estimate the time it will take us to be approved for a quotation on the OTCBB would be twelve to eighteen weeks.  However, we cannot be sure we will be approved for a quotation on the OTCBB.   If this is the case, there will be no liquidity for the shares of our shareholders.

16.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

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

17. Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our shareholders to sell their shares

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

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

18. We anticipate the need to sell additional shares of our common stock in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in our Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in our Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

Foreign Currency and Exchange Rates

Our mineral property is located in Andhra Pradesh, India and costs expressed in the geological report on the claims are expressed in Indian Rupees. For purposes of consistency and to express United States Dollars throughout this Form 10-K, Indian Rupees have been converted into United States currency at the rate of US $1.00 being approximately equal to Ind. R. 51.88668 or Ind. R. one (1) being approximately equal US $0.01927 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2.  PROPERTIES

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

The Imperial Claim was selected for acquisition due to previously recorded exploration work and substantial past gold production in the immediate area of the Imperial Claim.

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

Assuming Phase I work identifies suitable targets, thus indicating further exploration of the Imperial Claim is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II geochemical surveying and sampling program at a cost of a further $24,600.    Assuming the results of a Phase II program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct Phase III work is subject to our ability to raise funds to do so.  Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2009.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions on the claim. Given the oppressive heat and heavy rains in the area of the Imperial Claim lasting until late fall 2009, Phase I work will not be undertaken until late in the fall, or early in the winter, of 2009.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Imperial Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since the Company’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2009.

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Since inception, there has been no trading in the Company’s shares due to having not applied to any stock exchange of quotation system.   The Company is hoping to be quoted on the OTCBB but there is no guarantee it will ever be quoted thereon.  The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at March 31, 2009, the Company had 38 shareholders; three of these shareholders are an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

	March 31, 2009	August 2, 2007 (date of incorporation) to March 31, 2008

Revenue	$ -	$ -
Exploration Expenses	-	11,217
General and Administration	55,930	34,332
Net Loss	55,930	45,549
Weighted Average Shares Outstanding (Basic)	3,752,500	2,167,262
Weighted Average Shares Outstanding (Diluted)	3,752,500	2,167,262
Net Loss Per Share (Basic)	$ (0.01)	$ (0.02)
Net Loss Per Share (Diluted)	$ (0.01)	$ (0.02)

Balance Sheet Data

Cash Held In Trust	$ 57	$ 18,463
Total Assets	57	18,463
Total Liabilities	37,511	15,587
Total Shareholders’ (Deficit) Equity	(37,454)	2,876

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We presently have minimal day-to-day operations; mainly comprising filing on an annual basis the Annual Report of Directors and Officers with the Secretary of State of Nevada and preparing the various reports required to be filed with the United States Securities and Exchange Commission (the “SEC”); being Forms 10-K and 10-Qs.

We are a start-up, exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Imperial Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Imperial Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We do not have funds sufficient to complete Phase 1 of a three-phase exploration program recommended for the Imperial Claim.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Imperial Claim.  As an exploration stage company we have experienced losses and we expect to continue to experience losses for the foreseeable future.   Our only potential source for cash at this time is investment by others in our Company or loan advances to us by our officers or directors.  We must raise cash to continue our Phase I exploration program and stay in business.

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

We estimate we will require approximately $47,246 in cash over the next twelve months, including the cost of completing Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

Alternatively we may attempt to interest other companies to undertake exploration work on the Imperial Claim through joint venture arrangement or even the sale of part of the Imperial Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to March 31, 2009 of $101,479. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-K have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

Liquidity and Capital Resources

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expenses

Accounting and audit	$ 18,225
Edgar filing costs	1,160
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	30,735
Add: Account payable – unrelated parties at March 31, 2009	16,568
Subtotal:	47,303
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 47,246

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of March 31, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Year ended March 31, 2009

We incurred expenses of $55,930 for the year ended March 31, 2009:

Expenses	For the year ended March 31, 2008

Accounting and Audit Fees	$ 18,397
Consulting Fees	12,500
Legal Fees	4,238
Management fees (1)	12,000
Rent (1)	2,400
Telephone (1)	1,200
Other General & Administrative Expenses	5,195

Total	$ 55,930

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

Balance Sheet

Total cash as at March 31, 2009, was $57.  Our working capital deficiency as of March 31, 2009 was $37,454.  If amounts owed to related parties are excluded there is still a working capital deficit of $16,511.

Total shareholders’ deficit as of March 31, 2009 was $37,454.  Total shares outstanding as of March 31, 2009, were 3,752,500.

Our working capital is attributable to the completion of an initial capital contribution on October 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625.    No revenue was generated during since inception.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On October 31, 2007 we completed a private placement consisting of 3,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $3,000.   Our president and chief executive officer, James Payyappilly, subscribed for 1,500,000 common shares whereas our chief financial officer and secretary treasurer, Josey Sajan, subscribed for 1,000,000 common shares and our third director, Tessy Francis, subscribed for 500,000 common shares of the above noted private placement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

While our shares are not traded on the OTCBB although we are planning to file a Form 211 though a market maker with will allow, if approved, to be quoted on the OTCBB   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.     Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price, if it is ever approved for quotation on the OTCBB, might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Imperial Claim, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended March 31, 2009 have been audited by our independent registered accountants, J. Crane CPA, P.C. and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended March 31, 2009, to the best of our knowledge, there have been no disagreements with J. Crane CPA, P.C. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of J. Crane CPA, P.C. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being James Payyappilly, and Chief Financial Officer, being Josey Sajan. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of March 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended March 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our directors serves until his or her successor is elected and qualified.   Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.   The Board of Director has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Position(s)	Age

James Payyappilly Payyappilly House, Thiruthipuram P.O., Ernakulam, Dt. Kerala, India	Chief Executive Officer, President And Director (1)	47

Josey Sajan Theruvappuzha House, Kalparambu,P.O. Kerala, India	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	31

Tessy Francis Attokaran House, Elenjipra, P.O. 680721, Kerala, India	Vice President and Director (3)	35

(1)	James Payyappilly was appointed a director on August 2, 2007, and President and Chief Executive Officer on August 7, 2007.

(2)	Josey Sajan became a director, Secretary Treasurer and Chief Financial Officer on August 7, 2007.

(3)	Tessy Francis became a director and Vice President on August 7, 2007.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 72% of the total issued and outstanding shares.  Our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934.

 Background of officers and directors

None of our directors or officers has professional or technical accreditation in the mining business.  None of our officers and directors work full time for our company.  Each spends no more than 8 hours a month on Imperial’s business and administrative matters.

JAMES PAYYAPPILLY has been a director since inception and our President and CEO since August 7, 2007.  Following graduation from Andhra Pradesh University with a bachelor’s degree in economics, Mr Payyappilly went to work for his families business, Trava Fertilizers, a company offering a wide range of products (farm equipment, fertilizers, pesticides, herbicides, seeds etc.) to commercial farmers.  While he remains a director of Trava Farms, in 1999 Mr. Payyappilly started his own business ‘Maria Estates’ which operates livestock breeding (Jersey Cows and Jamnapuri Goats) and tropical plant nursey businesses from a 7 acre farm in Andhra Pradesh. Since 2001 Mr. Payyappilly  has worked exclusively as owner/manager of ‘Maria Estates’, a growing business with over 20 fulltime employees.

 JOSEY SAJAN has been a director and our Secretary Treasurer and Chief Financial Officer since August 2007. Mrs. Sajan hold a B. Arts (Econ.) from Calicut University.    In 2000 Mrs. Sajan opened her own business, ‘Eves Spa’, which offers hair care, manicure/pedicures and related services for woman and later expanded its services to provide a womans’ fitness centre and yoga studio.  In 2004 Mrs. Sajan also opened a publishing business, ‘Deepam Books’ to assist up and coming writers to showcase their work.  Mrs. Sajan continues to operate these business ventures from Andhra Pradesh, India.

TESSY FRANCIS has been a director and Vice President since August 2007. Ms. Francis graduated from Andhra Pradesh University with a B.Comm (1993) and a M. Comm (1995).  Following her graduation in 1995 Mrs. Francis to a position a Lecturer  to Commerce students at Jyothis College, a private college affiliated with Calicut University, Andhra Pradesh.  In 2001 Mrs. Francis established her own accounting firm while she continued as a full time Lecturer at Jyothius College.  By 2004 her accounting business had grown to the point that she   resigned as a fulltime lecture to devote more time to her accounting business.  Since 2004 Mrs. Francis has devoted her efforts to her growing accounting business, which now employs 12 accountants on a fulltime basis. Mrs. Francis retains the position of ‘Visiting Professor’ at Jyothis College.

Board of Directors

Since inception our Board has held no meetings and our Audit Committee held no meetings.

Below is a description of the Audit Committee of the Board of Directors.

The Charter of the Audit Committee of the Board of Directors sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

Our audit committee is comprised of James Payyappilly , our President, and Tessy Francis our Vice Prersident.  Neither Mr. Payyappilly nor Mrs. Francis can be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-B although Mrs Francis has performed accounting services for a number of years.

Apart from the Audit Committee, the Company has no other Board committees.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert "as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our current audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As and when we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Conflicts of Interest

While none of our officers and directors is a director or officer of any other company involved in the mining industry there can be no assurance such involvement will not occur in the future.  Such involvement could create a conflict of interest.

Significant Employees

We have no paid employees as such. Our Officers and Directors fulfill many of the functions that would otherwise require Imperial to hire employees or outside consultants.

We will have to engage the services of certain consultants to assist in the exploration of the Imperial Claim.  In particular we have engaged a professional geologist on a consulting basis, and he is, and will, conduct Phase I exploration work on the Imperial Claim.  While an integral part of our operations, he is not be considered an employee because our exploration program will be conducted intermittently and will last, in total, no more than a few weeks.  Once completed his services will no longer be required.

Family Relationships

Our President and CEO, our Vice President and our Secretary Treasurer and CFO are unrelated.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.      EXECUTIVE COMPENSATION
To date we have no employees other than our officers.  No compensation has been awarded, earned or paid to our officers.  We have no employment agreements with any of our officers.  We do not contemplate entering into any employment agreements until such time as we have proven mineral reserves.
Summary Compensation Table

Long Term Compensation

Annual Compensation	Award	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP Pay-outs ($)	All other Compensation ($)

James Payyappilly Principal Executive Officer, President and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Josey Sajan Principal Financial Officer, Principal Accounting Officer, Secretary Treasurer and Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Tessy Francis Director	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Activities since Inception

Our President, James Payyappilly, arranged for incorporation of our company, subscribed for shares to provide initial working capital, and identified the Imperial Claim, arranged for its acquisition, commissioned a geological report on the Imperial Claim obtaining the assistance of professionals as needed.  Mr. Payyappilly has coordinated preparation of our effective registration statement and has principal responsibility for preparation of our periodic reports and all other matters normally performed by an executive officer.  He was instrumental in identifying investors to participate in the private placement closed on December 31, 2007

Our Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer, Josey Sajan, assisted in identifying investors to participate in the private placement closed on December 31, 2007 and also assisted in preparation of our effective registration statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

The following table sets forth, as at June 22, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	James Payyappilly	1,500,000	39.97%

Common Stock	Josey Sajan	1,000,000	26.65%

Common Stock	Tessy Francis	500,000	13.32%

Common Stock	Directors and Officers as a Group	3,000,000	79.94%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of March 31, 2009 there are a total of 3,752,500 shares of our common stock are issued and outstanding. Of these all 2,700,000, being 100%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective registration statement, we registered 1,052,500 shares, being 28.05% of our issued shares leaving 2,700,000 shares, being 71.95% of our shares, as restricted shares.

Name of Director	Shares Restricted

James Payyappilly	1,350,000 shares
Josey Sajan	900,000 shares
Tessy Francis	450,000 shares
Total restricted shares	2,700,000 shares

DESCRIPTION OF SECURITIES

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 3,752,500 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.   There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Action Stock Transfer Corp., 7069 S. Highland Drive, Suite 300, Salt Lake City, Utah, 84121, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. Presently, our directors and officers hold a total of 79.94% of the issued and outstanding shares of our Company.

Anti-Takeover Provisions

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control. Sections 78.378 through 78.3793 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more stockholders of record, at least 100 of whom have addresses in the State of Nevada appearing on our stock ledger and we do business in the State directly or through an affiliated corporation. Neither of the foregoing events seems likely to occur. Currently, we have no Nevada shareholders. Further, we do not do business in Nevada directly or through an affiliate corporation and we do not intend to do business in the State of Nevada in the future. Accordingly there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible to file reports, proxy statements and other information with the SEC.  Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates.   The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330.   In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.   The address of the SEC’s Web sit is http://www.sec.gov.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officers have filed a Form 3 with the SEC subsequent to the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of the Company, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

The Company does not have promoters and has no transactions with any promoters.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Imperial’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Imperial and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2009 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2008, annual financial statements of of March 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $2,000 for each of the quarters ended June 30, September 30 and December 31, 2008 and $7,500 for the audit of the March 31, 2009 financial statements.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Imperial’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was $0.00.

(3)           Tax Fees

The aggregate fees billed in March 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.00

(4)           All Other Fees

During the period from inception to March 31, 2009 there were no other fees charged by the principal accountant other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Imperial nor to make any pre-approval policies meaningful.  Once Imperial has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Imperial’s internal accountant.

PART IV

ITEM 13. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended March 31, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to March 31, 2009	38

Notes to the Financial Statements	39

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.2	Articles of Incorporation (incorporated by reference from Imperial’sRegistration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.3	By-laws (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

5	Stock Specimen (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Imperial’s Registration Statement on Form S-1 filed on July 7, 2008 Registration No. 333-152160)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

IMPERIAL RESOURCES, INC.
(Registrant)

June 30, 2009

By:
           James Payyappilly
           Chief Executive Officer,
           President and Director

By:
Josey Sajan
Chief Accounting Officer,
Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Imperial Resources, Inc.

We have audited the accompanying balance sheets of Imperial Resources, Inc. (an exploration stage company) (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended March 31, 2009 and for the period August 2, 2007 (inception) through March 31, 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Resources, Inc., (an exploration stage company), as of March 31, 2009 and March 31, 2008, and the results of its operations and its cash flows for the year ended March 31, 2009 and for the period August 2, 2007 (inception) through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no present revenue. The success of the Company’s business plan is also dependent upon the completion of a proposed initial public offering and in particular the amount of additional funds it is able to raise in the near future. The Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete its planned activities for the upcoming year unless it completes its proposed initial public offering and raises additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ J. Crane CPA, P.C.
Cambridge, Massachusetts, U.S.A.
June 23, 2009

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF MARCH 31, 2009 and 2008

ASSETS
	2009	2008

Current Assets
Cash Held in Trust (Note 5)	$ 57	$ 18,463
Total Current Assets	57	18,463
Total Assets	57	18,463

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$16,568	$12,904
Related Party Note Payable (Note 6)	20,943	2,683
Total Current Liabilities	37,511	15,587
Total Liabilities	37,511	15,587

Commitments, Contingencies and Other Matters (Note 11)

Shareholders' (Deficit) Equity (Note 9)
Common stock - $0.001 Par Value; 500,000,000 Shares Authorized; 3,752,500 Issued and Outstanding at March 31, 2009 and March 31, 2008, respectively	3,752	3,752
Additional Paid in Capital	60,273	44,673
Deficit Accumulated During the Exploration Stage	(101,479)	(45,549))
Total Shareholders' (Deficit) Equity	(37,454)	2,876
Total Liabilities and Shareholders' (Deficit) Equity	$57	$18,463

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2009	From August 2, 2007 (inception of exploration stage) through March 31, 2008	Cumulative Period from August 2, 2007 (inception of exploration stage) through March 31, 2009

Net Sales	$ -	$ -	$ -
Cost of Sales	-	-	-
Gross Profit (Loss)	-	-	-

Operating Expenses
Accounting and Audit Fees	18,397	11,313	29,710
Consulting Fees	12,500	7,500	20,000
Exploration Expenses	-	11,217	11,217
Legal Fees	4,238	4,675	8,913
Management Fees	12,000	6,000	18,000
Rent	2,400	1,200	3,600
Telephone	1,200	600	1,800
Travel and Entertainment		1,474	1,474
Other General and Administrative Expenses	5,195	1,570	6,765
Total Operating Expenses	55,930	45,549	101,479

Loss From Operations	(55,930)	(45,549)	(101,479)

Net Loss Before Income Taxes	(55,930)	(45,549)	(101,479)

Provision for Income Taxes	-	-	-

Net Loss	$ (55,930)	$ (45,549)	$ (101,479)

Loss Per Common Share
Basic	$ (0.01)	$ (0.02)
Diluted	$ (0.01)	$ (0.02)

Weighted-Average Shares Used to Compute:

Basic Loss per Common Share	3,752,500	2,167,262

Diluted Loss per Common Share	3,752,500	2,167,262

The accompanying notes are an integral part of these financial statements.

MPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
AS OF MARCH 31, 2009

	Common	Stock	Additional Paid	Deficit Accumulated During the Exploration
	Shares	Par $.001	In Capital	Stage	Total
Balance, August 2, 2007	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.001 per share - October 31, 2007	3,000,000	3,000	-	-	3,000
Issuance of common stock for cash at $0.05 per share - December 31, 2007	752,500	752	36,873	-	37,625
Contributed services, facilities etc. (Note 12)	-	-	7,800	-	7,800
Net loss	-	-		(45,549)	(45,549)
Balance, March 31, 2008	3,752,500	3,752	$44,673	$(45,549)	$2,876
Contributed services, facilities etc (Note 12)	-	-	15,600	-	15,600
Net loss	-	-	-	(55,930)	(55,930)
Balance, March 31, 2009	3,752,500	$3,752	$60,273	$(101,479)	$(37,454)

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2009	From August 2, 2007 (inception of the exploration stage) through March 31, 2008	Cumulative Period from August 2, 2007 (inception of the exploration stage) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (55,930)	$ (45,549)	$ (101,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services, facilities etc	15,600	7,800	23,400
Changes in assets and accounts payable	3,664	12,904	16,568
NET CASH USED IN OPERATING ACTIVITIES	(36,666)	(24,845)	(61,511)

CASH FLOWS FROM FINANCIING ACTIVITIES
Proceeds from the sale of common stock	-	40,625	40,625
Proceeds from related party payable	18,260	2,683	20,943
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,260	43,308	61,568

(DECREASE) INCREASE IN CASH	$ (18,406)	$ 18,463	$ 57
CASH – BEGINNING OF PERIOD	18,463	-	-
CASH – END OF PERIOD	$ 57	$ 18,463	$ 57

Supplemental disclosure:
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements.

IMPERIAL RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD YEAR ENDED
MARCH 31, 2009

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

Related Party Transactions

Related party transactions are fully disclosed within the Company’s financial statements for the period from August 2, 2007 (the inception date) through March 31, 2009.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ deficit and amounted to $0 and $0 as of March 31, 2009.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company had cumulative losses of $101,479 as of March 31, 2009 and negative cash flows used in operations during the year ended March 31, 2009 of $37,454. The ability of the Company to operate as a going concern depends upon its ability to obtain outside sources of working capital. Management is aware of these requirements and is undertaking specific measures to address these liquidity concerns. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in obtaining financing, that it will have sufficient funds to execute its business plan or that it will generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 5 - CASH HELD IN TRUST

The table below details transactions with Milan Uzelac Law Offices during the year ended March 31, 2009. Milan Uzelac Law Offices is a Canadian Personal Law Corporation and has agreed to hold cash in trust on behalf of the Company in order to pay the Company’s bills received from third parties such as attorneys, accountants and other vendors associated with the Company’s operations and also in relation to its exploration expenses. The Company has not maintained its own operating bank account since inception.

Beginning balance as at March 31, 2008	$18,463
Payments to vendors on behalf of Imperial Resources, Inc.	(18,406)
Ending balance as at March 31, 2009	$57

NOTE 6 – RELATED PARTY PAYABLE

The table below details transactions related to the related party payable to the Company's director during the year ended March 31, 2009:

Beginning balance payable as at March 31, 2008	$2,683
Advances from director during the fiscal year 2009	18,260
Ending balance payable as at March 31, 2009	$20,943

All advances from the director are non-interest bearing and are expected to be repaid within a short timeframe, usually no more than a few months due to constraints on the international transfer of funds.

NOTE 7 - INCOME TAXES

United States of America

Since the Company has no operations within the United States of America, there is no provision for United States of America taxes and there are no deferred tax amounts related to the United States of America as of March 31, 2009.

Nevada

The Company is incorporated in the State of Nevada in the United States of America but does not conduct business in Nevada.  Nevada does not have corporate income taxes, franchise taxes or other significant taxes or fees for doing business as a Nevada corporation. As a result, there is no provision for Nevada income taxes and there are no deferred tax amounts related to Nevada as of March 31, 2009.

Republic of India

The Company's significant future prospects rely on the exploration and potential development of mineral rights in the Republic of India.  The Company has not yet sought out a tax advisor with specific expertise with regard to tax regulations of India and the Company's potential tax liabilities should the Company's mineral rights produce mineral reserves which could be profitable. However, the Company does believe it could be classified as a "foreign company" by the Republic of India and would possibly be liable for income taxes on all profits derived from operations in India at a corporate income tax rate of approximately 41%.  As a result of the lack of identifiable profitable mineral reserves at this point, the Company has not recorded a provision for income taxes for India and there are no deferred tax amounts related to India as of March 31, 2009.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s director advanced $20,943 to the Company during the period from August 2, 2007 (Inception Date) through March 31, 2009 for working capital needs.

NOTE 9 - STOCKHOLDERS' DEFICIT

Imperial Resources, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 2, 2007.  The Company's current articles of incorporation provide for authorized capital stock of 500,000,000 common shares, $0.001 per value.  There are no shares of preferred stock authorized and there are no outstanding stock options, stock awards or warrants to purchase common stock as of March 31, 2009. The Company does not have a stock option plan, stock award plan, registration rights agreement or any form of shareholders' agreements in place as of March 31, 2009.

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

Basic Loss Per Common Share Computation	2009

Net loss available to common stockholders	$(55,930)

Basic earnings per share	(0.01)

Weighted-average shares used to computer basic loss per share	3,752,500

Diluted Loss Per Common Share Computation	2008

Net loss	$(45,549)

(Loss) available to common stockholders	$(45,549)

Diluted loss per common share	$(0.01)

Weighted-average shares used to computer diluted loss per share	2,167,262

Under SFAS No. 128, where there is a loss, the inclusion of additional common shares is anti-dilutive (since the increased number of shares reduces the per share loss available to common stock holders), and if the additional common shares are anti-dilutive, they are not added to the denominator in the calculation. There were no common stock equivalents that would impact from the calculation of diluted loss per share as of March 31, 2009.

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

As of the date of this report, the Company was not aware of any threatened or pending legal proceedings against it.

NOTE 12 – CONTRIBUTED SERVICES AND FACILITIES

The Company's directors provided general business services and incurred expenses on behalf of the Company and have agreed not to seek reimbursement of funds expensed on behalf of the Company or for expenses incurred by the directors which could be considered to be the Company's liabilities.  Below is a table of expenses incurred during the year ended March 31, 2009 and for the period from August 2, 2007 (Inception Date) and through March 31, 2008.

	Year ended March 31, 2009	From August 2, 2007 (Inception Date) to March 31, 2008

Management	$ 12,000	$ 6,000
Rent	2,400	1,200
Telephone	1,200	600
Total	$ 15,600	$ 7,800

Contributed services and facilities identified above are recorded as an increase to shareholders’ deficit and expensed in the statements of operations as appropriate.