Form 10-Q
period 2009-06-30
Imperial Resources, Inc.
filed 2009-08-12
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-152160

IMPERIAL RESOURCES, INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Payyappilly House, Thiruthipuram, P.O., Kottapuram Via., 680667 – Ernakulam Dt. Kerala, India
(Address of principal executive offices)

011-91-484-248-6928
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No   [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 31, 2009: 3,752,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (Pre-exploration stage company) at June 30, 2009 (with comparative figures as at March 31, 2009) and the statements of operations for the three months ended June 30, 2009 and 2008 and from the period from August 2, 2007 (date of inception) through June 30, 2009 and the statements of cash flows for the three months ended June 30, 2009 and 2008 and from August 2, 2007 (date of inception) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	June 30, 2009	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 57	$ 57

Total Current Assets	$ 57	$ 57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 11,380	$ 16,568
Accounts payable – related parties	28,655	20,943

Total Current Liabilities	40,035	37,511

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
3,752,500 shares issued and outstanding	3,752	3,752
Capital in excess of par value	64,173	60,273
Deficit accumulated during the pre-exploration stage	(107,903)	(101,479)

Total Stockholders’ Deficiency	(39,978)	(37,454)

	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended June 30, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to June 30, 2009

	Three months ended June 30, 2009	Three months ended June 30, 2008	From August 2, 2007 (date of inception) to June 30, 2009
REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	2,050	3,065	32,968
Consulting	-	10,000	20,000
Edgarizing	263	-	1,418
Exploration	-	-	11,217
Filing fees	-	50	50
Incorporation costs	-	-	854
Legal	-	4,238	8,913
Management fees	3,000	3,000	21,000
Office	211	88	2,308
Rent	600	600	4,200
Telephone	300	300	2,100
Transfer agent fees	-	138	1,401
Travel	-	-	1,474

NET LOSS FROM OPERATIONS	$ (6,424)	$ (21,479)	$ (107,903)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,752,500	3,752,000

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended June 30, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to June 30, 2009
(Unaudited – Prepared by Management)

	Three months ended June 30, 2009	Three months ended June 30, 2008	From August 2, 2007 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,424)	$ (21,479)	$(107,903)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	3,900	3,900	27,300
Changes in accounts payable	(5,188)	(8,408)	11,380

Net Cash Provided (Used) in Operations	(7,712)	(25,987)	(69,223)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan (to) from related party	7,712	7,581	28,655
Proceeds from issuance of common stock	-	-	40,625

	7,712	7,581	69,280

Net Increase (Decrease) in Cash	-	(18,406)	57

Cash at Beginning of Period	57	18,463	-

CASH AT END OF PERIOD	$ 57	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Imperial Resources Inc., was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company has elected March 31 as its fiscal year.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2009 the Company had a net operating loss carry forward of $107,903 for income tax purposes.  The tax benefit of approximately $32,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On August 10, 2007, the Company acquired the Bhadrachalam Gold Claim located in the India from Pure Minerals LLC., an unrelated company, for the consideration of $5,000.  The Bhadrachalam Gold Claim is located approximately 22 miles northeast of Pollavarara, India.  Under Indian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 80% of the common stock issued and have made no interest, demand loans to the Company of $28,655 and have made contributions to capital of $27,300 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 3,000,000 common shares sold to directors and officers at a price of $0.001 per share for a total consideration of $3,000.  On December 31, 2007, the Company completed a private placement of 752,500 common shares at $0.05 per share for a total consideration of $37,625.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

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

We recently commenced our Phase I exploration work on the Imperial Claim. We have funds sufficient to complete only Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Imperial Claim.  We anticipate completing Phase I during 2010.

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

We have earned no revenue since inception.  From August 2, 2007 (inception) through June 30, 2009, we incurred a net loss of $107,903.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

James Payyappilly, Josey Sajan and Tessy Francis, our sole officers and directors, control us since they  own, collectively, approximately 80% of our voting stock.

DESCRIPTION OF BUSINESS AND PROERTY
General

The Company was incorporated under the laws of the State of Nevada on August 2, 2007 under the name of Imperial Resources Inc.   The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  We are an exploration stage company engaged in the search for mineral deposits that demonstrate economic feasibility. Specifically, we plan being to complete Phase I of our exploration program, described below, during the 2010.  We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

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

Business

We are presently in the pre-exploration stage. We intend to undertake exploration work on the Imperial Claim, located in the sub-district of Khammam, District of Andhra Pradesh, India.

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

Assuming Phase I work identifies suitable targets, thus indicating further exploration of the Imperial Claim is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II geochemical surveying and sampling program at a cost of a further $24,600.    Assuming the results of a Phase II program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct Phase III work is subject to our ability to raise funds to do so.  Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2008.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions on the claim. Given the oppressive heat and heavy rains in the area of the Imperial Claim lasting until late fall 2010, Phase I work will not be undertaken until late in the fall, or early in the winter, of 2010.

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

Phase II work cannot be undertaken unless and until Imperial is able to raise additional capital as our existing working capital is largely committed to administrative expenses of the Company.  Consequently, if we are unable to raise additional capital we may not be able to undertake any work on the Imperial Claim beyond Phase I. In addition, provided the results of Phase I exploration work prove encouraging, there is no assurance we will be able to raise the capital necessary to conduct the further exploration work contemplated by Phases II.  The earliest we expect to carry out Phase II work, should we be able to raise the capital to finance Phase II, is in 2010. Should the Phase I work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Imperial Claim and we may have to go out of business.  We have a limited operating history, no reserves and no revenue.  Accordingly, our ability to raise additional funds might be limited.  If we are unable to raise the necessary funds, we would be required to suspend Imperial’s operations and liquidate our company.

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

We estimate we will require approximately $34,448 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to June 30, 2009 of $107,903. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Imperial Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Imperial Claim. We have funds sufficient to complete only a portion of Phase 1 of a two-phase exploration program recommended for the Imperial Claim. Subject to raising the requisite additional capital we anticipate completing Phase I by the end of 2010.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2009 our total assets were $57 and our total liabilities were $40,035 including $11,380 which was owed to related parties.

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense

Accounting and audit	$ 9,725
Edgar filing costs	1,050
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Legal fees	1,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	23,125
Add: Account payable – unrelated parties at June 30, 2009	11,380
Subtotal:	34,505
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 34,448

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of June 30, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Three months ended June 30, 2009

We incurred expenses of $6,424 for the three months ended June 30, 2009:

Expenses	For the three months ended June 30, 2009

Accounting and Audit Fees	$ 2,050
Edgaring	263
Management fees (1)	3,000
Office	211
Rent (1)	600
Telephone (1)	300

Total	$ 6,424

(1) The Company does not pay its directors or officers for the service they render to the Company, including the provision of office space and telephone. However, since October 1, 2007 the company has accrued as expenses (i) $1,000/month on account of management fees; (ii) $200/month for rent and, (iii) $100/month for telephone.  These amounts will never be paid to the directors and officers in either cash or shares; however they are included for accounting purposes as expenses and as additions to ‘Capital in Excess of Par Value’ on the Balance Sheet.

Balance Sheet

Total cash as at June 30, 2009 was $57.  Our working capital deficiency as of June 30, 2009 was $39,978.  If amounts owed to related parties are excluded there is still a working capital deficit of $11,323.

Our working capital is attributable to the completion of an initial capital contribution on October 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of June 30, 2009 was $39,978.  Total shares outstanding as at June 30, 2009 was 3,752,500.

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

ITEM 1A                      RISK FACTORS

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FORM 10-Q BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING  RESULTS  AND FINANCIAL CONDITION  COULD  BE  SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN OUR COMPANY.

1.	Our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our March 31, 2009 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we complete public offering to raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease to operate which means any persons acquiring shares under in our Company will loss their entire investment.

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

Our cash on hand is definitely not sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of June 30, 2009, we had cash on hand of $57 against $40,035 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II, which is estimated to cost $24,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are a pre-exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $107,903 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement and completing various Form 10-Ks and 10-Qs.

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

14. There is a limited public market for our shares at the present time and therefore our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are quoted on the OTC Bulletin Board (“OTCBB”).   At the present time there is a limited market for our shares and hence our shareholders might not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.

15. Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our shareholders to sell their shares

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

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

16. We anticipate the need to sell additional shares of our common stock in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

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

There has been no change in our securities since the fiscal year ended March 31, 2009.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

Effective June 17, 2009, the Board of Directors engaged Madsen & Associates CPA’s Inc., Unit #3 – 684 East Vine Street, Murray, Utah, 84107 as the Independent Registered Public Accountants to audit the Company’s financial statements for the fiscal year ended March 31, 2010 and any interim periods.   During the Company’s two most recent fiscal years and any subsequent period, it did not consult Madsen & Associates CPA’s Inc. or any of its members about the application of accounting principles to any specific transactions or any other matters.  During the Company’s most recent fiscal year ended March 31, 2009, J. Crane & Company, 47 Third Street, Suite 301, Cambridge, Massachusetts, 02141, served as the Independent Registered Public Accountants for the audit of the Company’s financial statements for the fiscal year ended March 31, 2009.    The decision to change accountants was approved by the Board of Directors consisting of James Payyappilly, Josey Sajan and Tessy Francis.

The engagement effective June 17, 2009 of Madsen & Associates CPA’s Inc. as the Independent Registered Public Accountants for the Company necessarily results in the termination or dismissal of the principal accountants which audited the Company’s statements for the fiscal year ended March 31, 2009, J. Crane & Company.   Based on the fees for the fiscal year ended March 31, 2009 and assuming the same fees are applicable for the fiscal year ended March 31, 2010, the fees are greater than the proposed fees of Madsen & Associates CPA’s Inc. for the same work.

During the Company’s two most recent fiscal years ended March 31, 2009, there were no disagreements between the Company and J. Crane & Company concerning any matters of accounting principles or practices, financial statements disclosure or audit scope or procedures which disagreement, if not resolved to J. Crane & Company’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their report; there were no reportable events as described in Item 304 (a)(1)(v) of Regulation S-K.

J. Crane & Company’s report dated June 23, 2009 on the Company’s financial statements for the fiscal year ended March 31, 2009 did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty (other than a going concern uncertainty), audit scope or accounting principles.

The Company provided J. Crane & Company with a copy of the foregoing disclosures and requested from J. Crane & Company a letter addressed to the Commission stating whether J. Crane & Company agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree.   J. Crane & Company has verbal indicated they would provide the Company with the above noted letter but as at the date of this Form 10-Q has not done so.  The financial statements included in this Form 10-Q has been reviewed by Madsen & Associates CPA’s Inc.

ITEM 6.                      EXHIBITS

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

IMPERIAL RESOURCES, INC.
(Registrant)

Date: August 11, 1009	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: August 11, 2009	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: August 11, 2009	TESSY FRANCIS
Vice President and Director