Form 10-Q
period 2009-09-30
Imperial Resources, Inc.
filed 2009-10-16
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

September 30, 2009: 3,752,500 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at September 30, 2009 and March 31, 2009	4

	Statement of Operations For the three and six months ended September 30, 2009 and 2008 and for the period from August 2, 2007 (Date of Inception) to September 30, 2009	5

	Statement of Cash Flows For the six months ended September 30, 2009 and for the period from August 2, 2007 (Date of Inception) to September 30, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	20

ITEM 4.	Controls and Procedures	21

ITEM 4T	Controls and Procedures	21

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	26

	SIGNATURES.	27

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (Pre-exploration stage company) at September 30, 2009 (with comparative figures as at March 31, 2009) and the statements of operations for the three and six months ended September 30, 2009 and 2008 and from the period from August 2, 2007 (date of inception) through September 30, 2009 and the statements of cash flows for the six months ended September 30, 2009 and 2008 and from August 2, 2007 (date of inception) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	September 30, 2009	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 57	$ 57

Total Current Assets	$ 57	$ 57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 12,475	$ 16,568
Accounts payable – related parties	29,757	20,943

Total Current Liabilities	42,232	37,511

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
3,752,500 shares issued and outstanding	3,752	3,752
Capital in excess of par value	68,073	60,273
Deficit accumulated during the pre-exploration stage	(114,000)	(101,479)

Total Stockholders’ Deficiency	(42,175)	(37,454)

	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008	From August 2, 2007 (date of inception) to September 30, 2009

REVENUES	$ -	$ -	$ _ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	3,208	3,600	6,273	34,518
Consulting	-	2,500	-	12,500	20,000
Edgarizing	262	1,207	525	1,207	1,680
Exploration	-	-	-	-	11,217
Filing fees	-	-	-	50	50
Incorporation costs	-	-	-	-	854
Legal	-	-	-	4,238	8,913
Management fees	3,000	3,000	6,000	6,000	24,000
Office	385	910	596	998	2,693
Rent	600	600	1,200	1,200	4,800
Telephone	300	300	600	600	2,400
Transfer agent fees	-	354	-	492	1,401
Travel	-	-	-	-	1,474

NET LOSS FROM OPERATIONS	$ (6,097)	$ (12,079)	$ (12,521)	$ (33,558)	$ (114,000)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

AVERAGE OUTSTANDING SHARES

Basic	3,752,500	3,752,000	3,752,000	3,752,000

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended September 30, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to September 30, 2009
(Unaudited – Prepared by Management)

	Six months ended September 30, 2009	Six months ended September 30, 2008	From August 2, 2007 (date of inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (12,521)	$ (33,558)	$(114,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	7,800	7,800	31,200
Changes in accounts payable	(4,093)	(5,745)	12,475

Net Cash Provided (Used) in Operations	(8,814)	(31,503)	(70,325)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	8,814	13,097	29,757
Proceeds from issuance of common stock	-	-	40,625

	8,814	13,097	70,382

Net Increase (Decrease) in Cash	-	(18,406)	57

Cash at Beginning of Period	57	18,463	-

CASH AT END OF PERIOD	$ 57	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Imperial Resources Inc., was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

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

On September 30, 2009 the Company had a net operating loss carry forward of $114,000 for income tax purposes.  The tax benefit of approximately $34,200 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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
September 30, 2009
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 80% of the common stock issued and have made no interest, demand loans to the Company of $29,757 and have made contributions to capital of $31,200 in the form of expenses paid for the Company.

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

We have earned no revenue since inception.  From August 2, 2007 (inception) through September 30, 2009, we incurred a net loss of $114,000.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  We are an exploration stage company engaged in the search for mineral deposits that demonstrate economic feasibility. Specifically, we plan to complete Phase I of our exploration program, described below, during the 2010.  We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

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

Huge deposits of Semi Precious Garnet deposits occur in Ramapuram, Rudrampur, Sujatha Nagar, Enkur mandals of Khamman district.   These deposits are mostly confined to Forest areas.  Hugh deposits of Semi Precious Garnet deposits occur in Ramapuram, Rudrampur, Sujatha Nagar, Enkur mandals of Khamman district. The hilly terrains and the middle level plain contain crystalline hard rocks such as charnockites, granite gneiss, khondalites, leptynites, metamorphic gneisses with detached occurrences of crystalline limestone, iron ore, quartzo-feldspathic veins and basic intrusive such as dolerites and anorthosites.  Coastal zones contain sedimentary limestones, clay, laterites, heavy mineral sands and silica sands. The hill ranges are sporadically capped with laterites and bauxites of residual nature.  Gypsum and phosphatic nodules occur as sedimentary veins in rocks of the cretaceous age.  Gypsum of secondary replacement occurs in some of the areas adjoining the foothills of the Western Ghats.  Lignite occurs as sedimentary beds of tertiary age.  The Black Granite and other hard rocks are amenable for high polish. These granites occur in most of the districts except the coastal area.

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

Assuming Phase I work identifies suitable targets, thus indicating further exploration of the Imperial Claim is warranted, we intend, provided we are able to raise funds to do so, undertake a Phase II geochemical surveying and sampling program at a cost of a further $24,600.    Assuming the results of a Phase II program identify suitable drill targets a Phase III drilling program could be undertaken.  Once again, our ability to conduct Phase III work is subject to our ability to raise funds to do so.  Provided we have the funds available to do so, we intend to complete Phase I work at some point during the late fall of 2010.   Precise timing of the Phase I work will depend upon availability of funds as well as weather conditions on the claim. Given the oppressive heat and heavy rains in the area of the Imperial Claim lasting until late fall 2010, Phase I work will not be undertaken until late in the fall, or early in the winter, of 2010.

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

OUR COMPANY

We are a start-up, exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Imperial Claim.   As our property is in the early stage of exploration there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Imperial Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Imperial Claim.

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

We estimate we will require approximately $35,803 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Imperial Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

To become profitable and competitive, we must invest in the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we will be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholders.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to September 30, 2009 of $114,000. We did not earn any revenues during the aforementioned period.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of September 30, 2009 our total assets were $57 and our total liabilities were $42,232 including $28,757 which was owed to related parties.

Including the cost of completing Phase I exploration program on the Imperial Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Expense

Accounting and audit	$ 8,880
Edgar filing costs	1,155
Exploration costs – Balance of Phase I	8,600
Filing fees – Nevada; Sec of State	250
Legal fees	1,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	22,385
Add: Account payable – unrelated parties at September 30, 2009	13,475
Subtotal:	35,860
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 35,803

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Six months ended September 30, 2009

We incurred expenses of $12,521 for the six months ended September 30, 2009:

Expenses	For the six months ended September 30, 2009

Accounting and Audit Fees	$ 3,600
Edgaring	525
Management fees (1)	6,000
Office	596
Rent (1)	1,200
Telephone (1)	600

Total	$ 12,521

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

Balance Sheet

Total cash as at September 30, 2009 was $57.  Our working capital deficiency as of September 30, 2009 was $42,175.  If amounts owed to related parties are excluded there is still a working capital deficit of $13,418.

Our working capital is attributable to the completion of an initial capital contribution on October 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of September 30, 2009 was $114,000.  Total shares outstanding as at September 30, 2009 was 3,752,500.

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

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Imperial is a party or to which the Bhadrachlam Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Our auditors' report on our March 31, 2009 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we complete public offering to raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease to operate which means any persons acquiring shares in our Company will loss their entire investment.

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

Our cash on hand is definitely not sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of September 30, 2009, we had cash on hand of $57 against $42,232 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $13,600, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II, which is estimated to cost $24,600.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are a pre-exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $114,000 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement and completing various Form 10-Ks and 10-Qs.

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

Our executive officers have no experience in mineral exploration and do not have formal training in geology or in the technical aspects of management of a mineral exploration company.  This inexperience presents a higher risk that we will be unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our investors
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

Our officers have other outside business activities and will only be devoting approximately eight hours per month to our operations.  As a result, our operations may be sporadic and occur at times that are convenient to our officers.  Consequently, our business activities may be periodically interrupted or suspended.

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

Our directors and officers own, collectively, approximately 80% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

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

The Company provided J. Crane & Company with a copy of the foregoing disclosures and requested from J. Crane & Company a letter addressed to the Commission stating whether J. Crane & Company agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree.   J. Crane & Company has verbally indicated they would provide the Company with the above noted letter but as at the date of this Form 10-Q has not done so.  The financial statements included in this Form 10-Q have been reviewed by Madsen & Associates CPA’s Inc.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.
(Registrant)

Date: September 15, 2009	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: September 15, 2009	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: September 15, 2009	TESSY FRANCIS
Vice President and Director