Form 10-Q/A
period 2009-09-30
Imperial Resources, Inc.
filed 2009-10-16
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

October 15, 2009 : 3,752,500 common shares

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

Alternatively we may attempt to interest other companies to undertake exploration work on the Imperial Claim through joint venture arrangement or even the sale of part of the Imperial Claim.  Neither of these avenues has been pursued as of the date of this Form 10-Q/A

Since we do not presently have the requisite funds, we are unable to complete Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work recommended by our independent professional engineer.  If we are unable to finance exploration activities, we may have no alternative but to go out of business.

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

IMPERIAL RESOURCES, INC.
(Registrant)

Date: October 16, 2009	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: October 16, 2009	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: October 16, 2009	TESSY FRANCIS
Vice President and Director