Form 10-Q
period 2009-12-31
Imperial Resources, Inc.
filed 2010-02-03
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2010:  49,900,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheet as at December 31, 2009 and March 31, 2009	4

	Statement of Operations For the three and nine months ended December 31, 2009 and 2008 and for the period from August 2, 2007 (Date of Inception) to December 31, 2009	5

	Statement of Changes in Stockholders’ Deficiency Period from August 2, 2007 (date of inception) to December 31, 2009	6

	Statement of Cash Flows For the nine months ended December 31, 2009 and for the period from August 2, 2007 (Date of Inception) to December 31, 2009	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	23

ITEM 4.	Controls and Procedures	23

ITEM 4T	Controls and Procedures	24

PART 11.	OTHER INFORMATION	24

ITEM 1.	Legal Proceedings	24

ITEM 1A	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	30

	SIGNATURES.	31

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Imperial Resources, Inc. (Pre-exploration stage company) at December 31, 2009 (with comparative figures as at March 31, 2009) and the statements of operations for the three and nine months ended December 31, 2009 and 2008 and from the period from August 2, 2007 (date of inception) through December 31, 2009 and the statements of cash flows for the nine months ended December 31, 2009 and 2008 and from August 2, 2007 (date of inception) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
BALANCE SHEETS

(Unaudited – Prepared by Management)

	December 31, 2009	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$ 57	$ 57

Total Current Assets	$ 57	$ 57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 13,787	$ 16,568
Accounts payable – related parties	30,314	20,943

Total Current Liabilities	44,101	37,511

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
49,900,000 shares issued and outstanding	49,900	49,900
Capital in excess of par value	25,825	14,125
Deficit accumulated during the pre-exploration stage	(119,769)	(101,479)

Total Stockholders’ Deficiency	(44,044)	(37,454)

	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008	From August 2, 2007 (date of inception) to Dec. 31, 2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Accounting and audit	1,550	3,050	5,150	9,322	36,068
Consulting	-	-	-	12,500	20,000
Edgarizing	262	788	788	1,995	1,942
Exploration	-	-	-	-	11,217
Filing fees	-	-	-	50	50
Incorporation costs	-	-	-	-	854
Legal	-	-	-	4,238	8,913
Management fees	3,000	3,000	9,000	9,000	27,000
Office	37	79	632	1,078	2,730
Rent	600	600	1,800	1,800	5,400
Telephone	300	300	900	900	2,700
Transfer agent fees	20	-	20	492	1,421
Travel	-	-	-	-	1,474

NET LOSS FROM OPERATIONS	$ (5,769)	$ (7,817)	$ (18,290)	$ (41,375)	$ (119,769)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	49,900,000	49,900,000	49,900,000	49,900,000

The accompanying notes are an integral part of these unaudited financial statements.

IMPERIAL RESOURCES INC.
 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Period from August 2, 2007 (date of inception) to December 31, 2009

(Unaudited – Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 2, 2007	-	$ -	$ -	$ -

Issuance of common shares on October 31, 2007	3,000,000	3,000	-	-

Issuance of common shares on December 31, 2007	725,500	752	36,873	-

Capital contributions – expenses	-	-	7,800	-

Net operating loss for the period from August 7, 2007 to March 31, 2008	-	-	-	(45,549)

Balance as at March 31, 2008	3,752,500	3,752	44,673	(45,549)
Capital contributions – expenses	-	-	15,600	-

Net operating loss for the year ended March 31, 2009	-	-	-	(55,930)

Balance as at March 31, 2009	3,752,500	3,752	60,273	(101,479)

Capital contributions – expenses	-	-	11,700	-

Cancellation of common shares	(2,550,000)	(2,550)	2,550	-

Dividend issues at 65 shares for 1	78,162,500	78,163	(78,163)	-

Cancellation of common shares	(29,465,000)	(29,465)	29,465	-

Net operation loss for the nine months ended December 31, 2009	-	-	-	(18,290)

Balance as at December 31, 2009	49,900,000	$ 49,900	$ 25,825	$ (119,769)

The accompanying notes are an integral part of these unaudited financial statements

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended December 31, 2009 and 2008 and for the period from August 2, 2007 (date of inception) to December 31, 2009
(Unaudited – Prepared by Management)

	Nine months ended December 31, 2009	Nine months ended December 31, 2008	From August 2, 2007 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (18,290)	$ (41,375)	$(119,769)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	11,700	11,700	35,100
Changes in accounts payable	(2,781)	(3,908)	13,787

Net Cash Provided (Used) in Operations	(9,371)	(33,583)	(70,882)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	9,371	15,177	30,314
Proceeds from issuance of common stock	-	-	40,625

	9,371	15,177	70,939

Net Increase (Decrease) in Cash	-	(18,406)	57

Cash at Beginning of Period	57	18,463	-

CASH AT END OF PERIOD	$ 57	$ 57	$ 57

The accompanying notes are an integral part of these unaudited financial statements

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited – Prepared by Management)

1.           ORGANIZATION

The Company, Imperial Resources, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

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

On December 31, 2009 the Company had a net operating loss carry forward of $119,769 for income tax purposes.  The tax benefit of approximately $36,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
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
December 31, 2009
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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have made no interest, demand loans to the Company of $30,314 and have made contributions to capital of $35,100 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 195,000,000 post dividend common shares sold to directors and officers for a total consideration of $3,000.  On December 31, 2007, the Company completed a private placement of 48,912,500 post dividend common shares a total consideration of $37,625.  On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued sixty-five shares of its common stock for each share of common stock held by such investors. Subsequent to December 31, 2009, 165,750,000 post dividend common shares were returned to Treasury and later a further 29,465,000 post dividend common shares were cancelled and returned to Treasury leaving an outstanding balance of 49,900,000 common shares.  The 49,900,000 post dividend common shares are shown as increased from the date of inception.

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

IMPERIAL RESOURCES, INC.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
(Unaudited – Prepared by Management)

7.           SUBSEQUENT EVENTS

a.           Incorporation of wholly-owned subsidiary

On January 8, 2010, the Company incorporated a wholly owned subsidiary in the State of Delaware named Imperial Oil & Gas Inc. (“Imperial Oil”).   On January 16, 2010, the Company appointed Grant Twanow as President and Director of its wholly-owned subsidiary and on January 19, 2010 appointed Neil McPherson to its board of directors.

b.         Form 8-K filed on January 22, 2010

        For further subsequent events refer to Form 8-K filed on January 22, 2010 with the United States Securities and Exchange Commission and mentioned herein in this Form 10-Q.

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

On January 8, 2010, the Company incorporated a wholly owned subsidiary in the State of Delaware named Imperial Oil & Gas Inc.   On January 16, 2010, the Company appointed Grant Twanow as President and Director of its wholly-owned subsidiary and on January 19, 2010 appointed Neil McPherson to its board of directors.

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

We recently commenced our Phase I exploration work on the Imperial Claim. We do not have funds sufficient to complete only Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Imperial Claim.

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

On January 16, 2010, Imperial Resources, Inc. appointed Grant Twanow as President and Director of its wholly-owned subsidiary, Imperial Oil and Gas, Inc. a Delaware corporation (“Imperial Oil”).  Mr. Twanow is a Petroleum Reservoir Engineering Specialist based in North America with extensive experience in oil and gas joint ventures and operations.  In connection with the appointment, Imperial Oil entered into a Supply of Services Agreement with GNP Resources, Ltd., a company wholly-owned by Mr. Twanow (“GNP”) and Mr. Twanow whereby Mr. Twanow acting on behalf of GNP will provide services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. Additionally, Imperial Oil and GNP entered into a Royalty Agreement whereby Imperial Oil agrees to pay GNP a gross overriding royalty of 5% in any lands acquired by Imperial Oil in Prospects procured by GNP or Mr. Twanow.

On January 19, 2010, Imperial Oil appointed Neil McPherson to its board of directors.  Mr. McPherson has 40 years of experience in the oil and gas industry including all phases and aspects of petroleum land management, hydrocarbon exploration and independent businesses. In connection with the appointment, Imperial Oil entered into a Supply of Services Agreement with Little Eagle Resources Inc., a company wholly-owned by Mr. McPherson (“Little Eagle”) and Mr. McPherson whereby Mr. McPherson acting on behalf of Little Eagle will provide services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. Additionally, Imperial Oil and Little Eagle entered into a Royalty Agreement whereby Imperial Oil agrees to pay Little Eagle a gross overriding royalty of 1.5% in any lands acquired by Imperial Oil in the North West Premont Prospect and the Ricinus Area Prospect procured by Little Eagle or Mr. McPherson.

On January 20, 2010, Coach Capital, LLC (“Coach”) assigned to Imperial Oil, a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (“Project”). The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E&P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baytor Energy LLC and Coach.

On January 19, 2010, Imperial Oil borrowed $900,000 from Coach pursuant to a promissory note issued to Coach.  The outstanding balance under the note will accrue interest at 5% per annum and is due in full on January 19, 2013.  If the note and accrued interest are not repaid in full between 1 year and 3 years after January 19, 2010, Coach will be paid 75% of the net production revenue received by Imperial Oil from the Project, excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after 3 years from January 19, 2010, Coach will be paid 100% of the net production revenue received by Imperial Oil from the Project, excluding the interest in the Cochran #1 well.

We have earned no revenue since inception.  From August 2, 2007 (inception) through December 31, 2009, we incurred a net loss of $119,769.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

Our officers and directors, other than our two directors of Imperial Oil & Gas, have only recently become interested in natural resource exploration.  Only two of them have any professional training nor technical credentials in the exploration, development, or operation of mines.  We therefore intend to retain qualified persons on a contract basis to perform the exploration of the property as needed.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program.  Nitesh Varma, the professional geologist we hired to outline a work program on the Imperial Claim, has indicated that, subject to availability, he would be prepared to oversee the exploration program, but we have not discussed any terms of such an arrangement.

We currently have no employees other than our three officers/directors of our Company and the two directors of Imperial Oil & Gas.  We do not intend to hire any employees for the next twelve months and unless and until we have proven mineral reserves.

DESCRIPTION OF BUSINESS AND PROERTY
General

The Company was incorporated under the laws of the State of Nevada on August 2, 2007 under the name of Imperial Resources Inc.   The Company does not have any joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  We are a pre-exploration stage company engaged in the search for mineral deposits that demonstrate economic feasibility.

Until recently our activities had been confined to the organizational matters described below.

Business Development of Issuer Since Inception

We raised $3,000 in initial seed capital on October 31, 2007 from our directors and officers through the issuance of 3,000,000 common shares.  Monies used to begin the search for and arrange to acquire a mineral property that we consider holds the potential to contain gold were advanced to Imperial by our President James Payyappilly.

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

In November 2009 the certain shareholders cancelled a total of 2,550,000 common shares out of the 3,752,500 common shares outstanding at that time by returning the certificates to Treasury.

On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued sixty-five shares of its common stock for each share of common stock held by shareholders.

On January 25, 2010, certain shareholders cancelled 29,465,000 post dividend common shares by returning them to Treasury.   With this cancellation the Company has 49,900,000 common shares issued and outstanding.

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

Employees

We currently have no employees other our five officers and directors, which included the directors of our wholly owned subsidiary, who have not been paid for their services and will not receive compensation.  We do not have any employment agreements with our directors and officers.  We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

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

OUR COMPANY

We are a start-up, pre-exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our property, the Imperial Claim.   As our property is in the early stage of exploration there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Imperial Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Imperial Claim.

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

We estimate we will require approximately $31,540 in cash over the next twelve months, not including the cost of planned Phase I exploration work for the Imperial Claim nor any funding required by Imperial Oil & Gas.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on August 2, 2007 to December 31, 2009 of $119,769. We did not earn any revenues during the aforementioned period.

Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Imperial Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Imperial Claim.

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

 Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of December 31, 2009 our total assets were $57 and our total liabilities were $44,101 including $30,314 which was owed to related parties.

Our non-elective expenses over the next twelve months, assuming Phase I is not undertaken as planned and Imperial Oil & Gas has sufficient funds from its loan to meet its expected expenditure, are expected to be as follows:

Expense

Accounting and audit	$ 8,880
Edgar filing costs	1,155
Filing fees – Nevada; Sec of State	275
Legal fees	5,000
Office and general expenses	1,000
Transfer agent fees	1,500
Estimated expenses for the next twelve months	17,810
Add: Account payable – unrelated parties at December 31, 2009	13,787
Subtotal:	31,597
Less: Cash on hand	57
Estimated funds required over the next twelve months	$ 31,540

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Nine months ended December 31, 2009

We incurred expenses of $18,290 for the nine months ended December 31, 2009:

Expenses	For the nine months ended December 31, 2009

Accounting and Audit Fees	$ 5,150
Edgaring	788
Management fees (1)	9,000
Office	632
Rent (1)	1,800
Telephone (1)	900
Transfer agent’s fees	20

Total	$ 18,290

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

Balance Sheet

Total cash as at December 31, 2009 was $57.  Our working capital deficiency as of December 31, 2009 was $44,044.  If amounts owed to related parties are excluded there is still a working capital deficit of $13,730.

Our working capital is attributable to the completion of an initial capital contribution on October 31, 2007, which raised $3,000, and a private placement on December 31, 2007, which raised a further $37,625 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of December 31, 2009 was $119,769.  Total shares outstanding as at December 31, 2009 was 49,900,000 when taking into the stock dividend of 65 to 1 and the cancellation of certain shares as mentioned above.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 9,900,000   Share certificates representing these shares have the appropriate legend affixed on them.

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Bhadrachalam Gold Claim and the new oil and gas claims under agreement with Imperial Oil and Gas, and

●	other events which we have no control over.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of December 31, 2009, our audit committee does not have a “financial expert” and hence there is no individual on the audit committee to advise the directors of financial matters.  There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Imperial is a party or its wholly owned subsidiary, Imperial Oil and Gas Inc. and to which the Bhadrachlam Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Our cash on hand is definitely not sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of December 31, 2009, we had cash on hand of $57 against $44,101 in current liabilities.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are a pre-exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on August 2, 2007, and have accumulated a net loss of $119,769 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement and completing various Form 10-Ks and 10-Qs.

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

14. Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our shareholders to sell their shares

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

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

a.           Change of Auditors

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

b.           Incorporation of wholly-owned subsidiary

On January 8, 2010, the Company incorporated a wholly owned subsidiary in the State of Delaware named Imperial Oil & Gas Inc.   On January 16, 2010, the Company appointed Grant Twanow as President and Director of its wholly-owned subsidiary and on January 19, 2010 appointed Neil McPherson to its board of directors.

c.           Supply Service Agreements

In connection with the appointment of Grant Twanow as President of the wholly-owned subsidiary, Imperial Oil entered into a Supply of Services Agreement with GNP Resources, Ltd.(“GNP”), a company wholly-owned by Mr. Twanow whereby Mr. Twanow acting on behalf of GNP will provide services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. Additionally, Imperial Oil and GNP entered into a Royalty Agreement whereby Imperial Oil agrees to pay GNP a gross overriding royalty of 5% in any lands acquired by Imperial Oil in Prospects procured by GNP or Mr. Twanow.

In connection with the appointment of Mr. McPherson to the board of directors, Imperial Oil entered into a Supply of Services Agreement with Little Eagle Resources Inc., a company wholly-owned by Mr. McPherson (“Little Eagle”) whereby Mr. McPherson acting on behalf of Little Eagle will provide services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. Additionally, Imperial Oil and Little Eagle entered into a Royalty Agreement whereby Imperial Oil agrees to pay Little Eagle a gross overriding royalty of 1.5% in any lands acquired by Imperial Oil in the North West Premont Prospect and the Ricinus Area Prospect procured by Little Eagle or Mr. McPherson.

d.           Assignment of Agreement

On January 20, 2010, Coach Capital, LLC (“Coach”) assigned to Imperial Oil, a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (“Project).  The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E&P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baytor Energy LLC and Coach.

e.           Loan of $900,000

On January 19, 2010, Imperial Oil borrowed $900,000 from Coach pursuant to a promissory note issued to Coach.  The outstanding balance under the note will accrue interest at 5% per annum and is due in full on January 19, 2013.  If the note and accrued interest are not repaid in full between 1 year and 3 years after January 19, 2010, Coach will be paid 75% of the net production revenue received by Imperial Oil from the Project, excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after 3 years from January 19, 2010, Coach will be paid 100% of the net production revenue received by Imperial Oil from the Project, excluding the interest in the Cochran #1 well.

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

IMPERIAL RESOURCES, INC.
(Registrant)

Date: February 3, 2010	JAMES PAYYAPPILLY
Chief Executive Officer, President and Director

Date: February 3, 2010	JOSEY SAJAN
Chief Financial Officer, Chief Accounting Officer, Secretary and Director

Date: February 3, 2010	TESSY FRANCIS
Vice President and Director