Form 10-K
period 2010-03-31
Imperial Resources, Inc.
filed 2010-07-09
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 333-152160

IMPERIAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, NV
(Address of principal executive offices)

(775) 884-9380
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐	NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009 was $37,625.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

As of July 1, 2010, there were outstanding 40,000,000 shares of registrant’s common stock, par value $0.001 per share.

TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

Background

Imperial Resources, Inc. (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada on August 2, 2007.  From inception, our operations have been focused on mineral exploration and through our wholly-owned subsidiary, Imperial Oil and Gas, Inc. (“Imperial Oil” or “our subsidiary”), engaging in oil and gas exploration and development.  Imperial Oil was incorporated under the laws of the State of Delaware on January 8, 2010.

Our mineral property, the Bhadrachalam Gold Claim (hereinafter the “Imperial Claim”), is a gold exploration project located 35 km northeast of Pollavarara,  41 km south of the city of Cheria and 45 km northeast of the city of Khammam, in the District of Andhra Pradesh, India.  We are the registered and beneficial owner of a 100% interest in the Imperial Claim which we acquired for the sum of $5,000 from Pune Minerals, LLC.

We have undertaken limited exploration work on the Imperial Claim.  The Imperial Claim has no proven or probable mineral reserves, and there is no assurance that it contains commercially exploitable reserves of valuable minerals.  We do not have any current plans to conduct any further exploration work on the Imperial Claim and we are no longer engaged in the business of mineral exploration.

On January 19, 2010, our subsidiary entered into a Net Profits Agreement (the “NPA”) with Mara Energy, LLC (“Mara”) whereby our subsidiary and Mara agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States (the “Prospects”).  Pursuant to the NPA, our subsidiary granted Mara an interest in the Prospects by way of a “Net Profits Interest”.  The Net Profits Interest is an interest in the Prospects that entitles our subsidiary to receive a monthly amount equal to 50% of the net proceeds resulting from the sale of petroleum substances obtained from the Prospects.

On January 19, 2010, our subsidiary borrowed $900,000 from Coach Capital, LLC (“Coach”) pursuant to a promissory note issued to Coach.  The outstanding balance under the note will accrue interest at 5% per annum and is due in full on January 19, 2013.  If the note and accrued interest are not repaid in full between 1 year and 3 years after January 19, 2010, Coach will be paid 75% of the net production revenue received by our subsidiary from the Project (as defined below), excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after 3 years from January 19, 2010, Coach will be paid 100% of the net production revenue received by our subsidiary from the Project, excluding the interest in the Cochran #1 well.

On January 20, 2010, Coach assigned our subsidiary a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project (the “Project”) located in Colorado County, Texas from Coach.  The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E&P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baytor Energy LLC and Coach.   Pursuant to the terms of the Carry Agreement, our subsidiary will be responsible for partially funding the Second Well (as defined in the Carry Agreement) to be developed in the Project.

On April 1, 2010, our subsidiary entered into a Supply of Services Agreement with Sydney Oil & Gas, LLC (“Sydney Oil”), a Texas limited liability company owned by Robert R. Durbin, Sydney Oil’s CEO, whereby Mr. Durbin acting on behalf of Sydney Oil will provide services to our subsidiary related to the maintenance and development of our subsidiary’s oil and gas exploration and development interests.  Additionally, our subsidiary and Sydney Oil entered into an Assignment of Overriding Royalty Interest, whereby our subsidiary agrees to pay Sydney Oil a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by our subsidiary.

On April 1, 2010, our subsidiary entered into a Consulting Services Agreement with Mara, whereby the parties agreed that Mara will provide services associated with any future development of Imperial Oil’s working interest in both the Greater Garwood oil and gas development exploration asset and the producing Cochran #1 well located in the Greater Garwood prospect in Colorado County, Texas.

In April 2010, we decided to concentrate our business efforts on the exploration and development of oil and gas assets in the United States, both independently and through our subsidiary.

Development

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financings, the support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital. We expect no significant changes in the number of employees over the next 12 months.

Subject to available financing, we plan to initiate drilling operations in the next several months, and together with commencing production, we may have some significant ongoing capital expenditures. We believe that, with our current efforts to raise capital, we should have sufficient cash resources to satisfy our needs over the next six months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Dividends

On November 3, 2009, we issued a stock dividend to stockholders of record on November 2, 2009, whereby we issued sixty-five (65) shares of common stock for each share of common stock held by such stockholders.  We do not currently have any intention to pay any dividends in the foreseeable future.

Subsequent to December 31, 2009, 165,750,000 post-dividend common shares were cancelled and returned to treasury and later a further 29,465,000 post-dividend common shares were cancelled and returned to treasury leaving an outstanding balance of 49,900,000 common shares.

On April 29, 2010, a stockholder returned 9,900,000 shares of our common stock to treasury for cancellation. As a result, the number of shares of our common stock outstanding was reduced from 49,900,000 to 40,000,000.

Employees

As of March 31, 2010, we had no employees.

We currently utilize temporary contract labor throughout the year to address business and administrative needs.

ITEM 1A.    RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. The material risks and uncertainties that management believes affect us are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report.  The risks and uncertainties described below are not the only ones facing us.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

The duration or severity of the current global economic downturn and disruptions in the financial markets, and their impact on us, are uncertain.

The oil and gas industries generally are highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences.  The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil and gas industry.  These events have contributed to an unprecedented decline in crude oil and natural gas prices, weak end markets, a sharp drop in demand, increased global inventories, and higher costs of borrowing and/or diminished credit availability.  While we believe that the long-term prospects for oil and gas remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis.  There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions will be sufficient.  A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance. Our success is significantly dependent on meeting business objectives. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable resources or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $124,092 for the period from August 2, 2007 (inception) to March 31, 2010. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will need to obtain additional financing in order to complete our business plan.  Our business plan calls for significant expenses in connection with our exploration activities. Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable resources, we will require additional funds in order to begin commercial production.  Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to further our operations, implementation of our business plan may fail or be delayed. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our stockholders may lose their entire investment.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors' report on our March 31, 2010 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2010 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

Oil and gas exploration are highly speculative ventures and it is highly probable that no reserves will be discovered and any funds spent on exploration will be lost.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil reservoirs. The wells we drill or participate in may not be productive and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude is present or may be produced economically. The costs of drilling, completing and operating wells are often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including, but not limited to:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	fires, explosions, blowouts and surface cratering;

•	uncontrollable flows of oil and formation water;

•	environmental hazards, such as oil spills, pipeline ruptures and discharges of toxic gases;

•	other adverse weather conditions; and

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Certain future drilling activities may not be successful and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Our future operating revenue is dependent upon the performance of our leased properties.

Our future operating revenue depends upon our ability to profitably operate our existing leased properties by drilling and completing wells that produce commercial quantities of oil and gas and our ability to expand our operations through the successful implementation of our plans to explore, acquire and develop additional properties. The successful development of oil and gas properties requires an assessment of potential recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors.  Such assessments are necessarily inexact.  No assurance can be given that we can produce sufficient revenue to operate our existing properties or acquire additional oil and gas producing properties and leases.  We may not discover or successfully produce any recoverable reserves in the future, or we may not be able to make a profit from the reserves that we may discover.  In the event that we are unable to produce sufficient operating revenue to fund our future operations, we will be forced to seek additional, third-party funding, if such funding can be obtained.  Such options would possibly include debt financing, sale of equity interests in our Company, joint venture arrangements, or the sale of oil and gas interests.  If we are unable to secure such financing on a timely basis, we could be required to delay or scale back our operations.  If such unavailability of funds continued for an extended period of time, this could result in the termination of our operations and the loss of an investor’s entire investment.

We own rights to properties that have not yet been developed.

We own rights to properties that have limited or no development.  There are no guarantees that our properties will be developed profitably or that the potential resources on the property will produce as expected if they are developed.

Market factors in the oil and gas business are out of our control and so we may not be able to profitably sell any reserves that we find.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project.  These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

We will compete with other exploration companies in the recruitment and retention of qualified managerial and technical employees.  Our success will be largely dependent upon our ability to hire highly qualified personnel.  This is particularly true in highly technical businesses such as oil or gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Currently, we have not hired any key personnel and we do not intend to do so for the next 12 months and until we have proved reserves.  If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

Since our executive officers do not have technical training or experience in starting, and operating an oil or gas exploration company there is a higher risk our business will fail.

Our executive officers have no experience in oil or gas exploration and do not have formal training in engineering or in the technical aspects of management of an exploration company.  This inexperience means that we will have to rely on the technical services of others with expertise in oil and gas exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to successfully develop our business. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our stockholders will lose all of their investment.

We depend on the skill, ability and decisions of third party operators to a significant extent.

The success of the drilling, development and production of the properties in which we have or expect to have a working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties.  The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs.  Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could negatively affect our results of operations.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

Our operations involve substantial costs and are subject to various economic risks.

Our operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells.  The cost and length of time necessary to produce any reserves may be such that it will not be economically viable.  In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful.  In addition, the cost and timing of drilling, completing and operating wells is often uncertain.  We also face the risk that the resources located may be less than anticipated, that we will not have sufficient funds to successfully extract such resources, that we will not be able to market the resources due to a lack of a market and that fluctuations in market prices will make development of those leases uneconomical.  This could result in a total loss of our investment.

Title to the properties in which we have an interest may be impaired by title defects.

It has not been our general practice to obtain title opinions on properties that we plan to explore or acquire.  Therefore, there is no assurance that we will not suffer a monetary loss from title defects or title failure.  Additionally, undeveloped acreage has greater risk of title defects than developed acreage.  Generally, under the terms of the operating agreements affecting our properties, any monetary loss is to be borne by all parties to any such agreement in proportion to their interests in such property.  If there are any title defects or defects in assignment of leasehold rights in properties in which we hold an interest, we will suffer a financial loss.

We are subject to risks arising from the failure to fully identify potential problems related to acquired reserves or to properly estimate those reserves.

Although we perform a review of the acquired properties that we believe is consistent with industry practices, such reviews are inherently incomplete.  It generally is not feasible to review in depth every individual property involved in each acquisition.  Ordinarily, we will focus our review efforts on the higher-value properties and will sample the remainder, and depend on the representations of previous owners.  However, even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential.  Inspections may not always be performed on every well, and environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken.  Even when problems are identified, we often assume certain environmental and other risks and liabilities in connection with acquired properties.  There are numerous uncertainties inherent in estimating quantities of proved oil reserves and actual future production rates and associated costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates.

A substantial or extended decline in oil and gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations as well as our ability to meet our capital expenditure obligations and financial commitments to implement our business plan.

Any revenues, cash flow, profitability and future rate of growth we achieve will be greatly dependent upon prevailing prices for oil and gas.  Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also expected to be dependent on oil and gas prices.  Historically, oil and gas prices and markets have been volatile and are likely to continue to be volatile in the future.  Prices for oil and gas are subject to potentially wide fluctuations in response to relatively minor changes in supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control.  Those factors include:

•	the domestic and foreign supply of oil and natural gas;

•	the ability of members of the Organization of Petroleum Exporting Countries and other producing countries to agree upon and maintain oil prices and production levels;

•	political instability, armed conflict or terrorist attacks, whether or not in oil or natural gas producing regions;

•	the level of consumer product demand;

•	the growth of consumer product demand in emerging markets, such as China and India;

•	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand of oil and natural gas;

•	domestic and foreign governmental regulations and other actions;

•	the price and availability of alternative fuels;

•	the price of foreign imports;

•	the availability of liquid natural gas imports; and

•	worldwide economic conditions.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.  Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but may also reduce the amount of oil we can produce economically, if any.  A substantial or extended decline in oil and natural gas prices may materially affect our future business, financial condition, results of operations, liquidity and borrowing capacity.  While our revenues may increase if prevailing oil and gas prices increase significantly, exploration and production costs and acquisition costs for additional properties and reserves may also increase.

Governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste, unitization and pooling of properties and other matters. These laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Our operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which we have or expect to have operations. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge these materials into the environment in any of the following ways:

•	from a well or drilling equipment at a drill site;

•	from gathering systems, pipelines, transportation facilities and storage tanks;

•	damage to oil wells resulting from accidents during normal operations; and

•	blowouts, cratering and explosions.

Because the requirements imposed by laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by the former operators.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Furthermore, an attestation report on our internal controls from our independent registered public accounting firm is required as part of our annual report for the fiscal year ending March 31, 2010.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Risks Related to our Common Stock

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “IPRC,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our stockholders to sell their shares in the secondary market.

We have historically not paid cash dividends and do not intend to pay cash dividends.

We have historically not paid cash dividends to our stockholders and management does not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.  We intend to retain future earnings, if any, for use in the operation and expansion of our business.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada.

Our subsidiary’s headquarters is located at 106 East 6th Street, Suite 900, Austin, Texas.

The Imperial Claim is located in sub-district of Khammam, Andhra Pradesh, India and covers an area of approximately 957.6 hectares (approximately 2,366 acres).  There are no permanent facilities, plants, buildings or equipment currently located on the Imperial Claim.

Oil and Gas Producing Activities

On January 20, 2010, our subsidiary acquired a working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Garwood Property”).  The Garwood Property (which currently covers approximately 2,244 acres) contains one currently producing well, Cochran #1.

Internal Controls Over Reserve Estimation Process

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.  Coach Capital, LLC, from whom we acquired our interest in the Garwood Property, commissioned a third party Reservoir Evaluation on the Garwood Property which was completed on December 22, 2009 (the “Reserve Report”).  A copy of the Reserve Report is attached as Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.  The Reserve Report was prepared by Grant Twanow, our former Director, President and Chief Executive Officer.  Mr. Twanow is a Petroleum Reservoir Engineering Specialist based in North America with extensive experience in oil and gas joint ventures and operations.  The Reserve Report includes references to the “North Lands” area; our lease for the eastern portion of the North Lands area was allowed to expire on June 1, 2010 and such area is not part of our current interest in the Garwood Property.  We have not engaged any third party to conduct a reserve audit.

Reserve estimates were prepared by us based upon our interpretation of the Reserve Report, production performance data, performance of similar surrounding properties, and sub-surface information derived from the drilling of existing wells.  All of our oil and gas fields were analyzed (1 field as of March 31, 2010).

Properties, Wells, Operations, Acreage and Current Activities

The following table sets forth our interest in wells and acreage as of March 31, 2010.

	Number of Productive Wells		Developed Acreage (3)		Undeveloped Acreage
	Gross (1)	Net (2)	Gross (1)	Net (2)	Gross (1)	Net (2)
Natural Gas and Condensate	1	0.1	400	44.7	1,844.4	206.1

(1) A gross well or acre is a well or acre in which we own an interest.
(2) A net well or acre is deemed to exist when the sum of fractional ownership interests in wells or acres equals 1.  We acquired a 14.9% working interest in the Garwood Property from Coach Capital, LLC.  The Garwood Property is also subject to a 25% freehold royalty.
(3) Developed acreage is acreage assignable to productive wells.

As of March 31, 2010, our acreage subject to leases has the minimum remaining lease terms set forth in the following table.

Property	Gross Acreage	Net Acreage	Minimum Remaining Lease Terms
Garwood Property (1)	2,244.1	250.8	September 1, 2010(2)
(1) All of our reserves and acreage are located in the United States.
(2) Imperial Oil’s interest in the Garwood Property is subject to expiration to the extent such property is not developed.  On September 1, 2010, Imperial Oil’s interest in the remaining 649.5 acres of the Garwood Property located in the North Lands area is scheduled to expire.  We expect that the principal interest holder in the Garwood Property may allow the underlying leases to expire because current natural gas prices may not support renewing the nonproducing lease interests.  If the principal interest holder elects to allow such expiration Imperial Oil’s associated working interest in the nonproducing portions of the Garwood Property will also expire, unless Imperial Oil chooses and is able to negotiate their renewal directly with the lessor.

Summary of Natural Gas and Oil Reserves

The table below sets forth the estimate of our proved reserves as of March 31, 2010, all of which are in the United States.  Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgments and variables.  Reserve estimates must be continually revised to as a result of new information obtained from drilling and production history, new geological and geophysical data and changes to economic conditions.

	Natural Gas Condensate	Natural Gas
	(mmbbls)	(mmcf)
PROVED
Developed	5.4	280
Undeveloped	1.7	90
TOTAL PROVED	7.1	370

Proved Undeveloped Reserves

Our proved undeveloped reserves (PUDs) of 1.7 mmbbls and 90 mmcf as of March 31, 2010, represents an increase from zero proved undeveloped reserves of condensate and natural gas as of March 31, 2010.  This increase is due to our acquisition of an interest in the Garwood Property during the year.

Production, Production Prices and Production Costs

Sales of condensate during the fiscal year ended March 31, 2010 amounted to $6,231.69 for approximately 80.71 barrels at an average price of $77.21 per barrel.  Sales of natural gas during the fiscal year ended March 31, 2010 amounted to $25,052.57 for approximately 4,680 mmcf at an average price of $5.35/mmcf.  We incurred severance taxes on such sales of $1,560.17. Our total production costs were $13,620.  Production costs are expected to increase as production increases.  We had no production in the fiscal years ended March 31, 2009 or March 31, 2008.

Exploratory and Development Activities

We have not drilled any wells or undertaken any other exploratory or development activities during the past three fiscal years and are not presently undertaking any such activities.  Through our interest in the Garwood Properties we acquired an interest in a pre-existing well, Cochran #1.

Delivery Commitments

As of March 31, 2010, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. (Removed and Reserved)

Not applicable.

PART II

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Market Information

Our common stock is available for trade on the Over the Counter Bulletin Board under the symbol IPRC; however, to date there has not been any active trading market for our stock and there is no guarantee that there will ever be an active market.

Stockholders

As of July 1, 2010, there were 40,000,000 shares of common stock issued and outstanding held by 27 stockholders of record (not including street name holders).

Dividends

We have not paid any cash dividends to date and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth.  The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

ITEM 6.  SELECTED FINANCIAL INFORMATION

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our financial statements and the notes thereto, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Our Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words such as: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Financial Condition as of March 31, 2010

We reported total current assets of $928,436 on March 31, 2010, consisting of $29,724 in accounts receivable and $898,712 in an oil and gas lease.  We had no cash as of March 31, 2010.  Total current liabilities reported of $972,903 consisted of $72,903 in accounts payable and $900,000 in the principal amount of a note payable.

Stockholders’ Deficiency increased from a deficiency of $37,454 at March 31, 2009 to a deficiency of $44,467 at March 31, 2010.

Background

We were incorporated under the laws of the State of Nevada on August 2, 2007.  From inception, our operations have focused on mineral exploration and through our subsidiary, engaging in oil and gas exploration and development.  Our subsidiary was incorporated under the laws of the State of Delaware on January 8, 2010.

Our mineral property, the Bhadrachalam Gold Claim (hereinafter the “Imperial Claim”), is a gold exploration project located 35 km northeast of Pollavarara,  41 km south of the city of Cheria and 45 km northeast of the city of Khammam, in the District of Andhra Pradesh, India.  We are the registered and beneficial owner of a 100% interest in the Imperial Claim which we acquired for the sum of $5,000 from Pune Minerals, LLC.

We have undertaken limited exploration work on the Imperial Claim.  The Imperial Claim has no proven or probable mineral reserves, and there is no assurance that it contains commercially exploitable reserves of valuable minerals.  We do not have any current plans to conduct any further exploration work on the Imperial Claim and we are no longer engaged in the business of mineral exploration.

On January 19, 2010, our subsidiary entered into a Net Profits Agreement (the “NPA”) with Mara Energy, LLC (“Mara”) whereby our subsidiary and Mara agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States (the “Prospects”).  Pursuant to the NPA, our subsidiary granted Mara an interest in the Prospects by way of a “Net Profits Interest”.  The Net Profits Interest is an interest in the Prospects that entitles our subsidiary to receive a monthly amount equal to 50% of the net proceeds resulting from the sale of petroleum substances obtained from the Prospects.

On January 19, 2010, our subsidiary borrowed $900,000 from Coach Capital, LLC (“Coach”) pursuant to a promissory note issued to Coach.  The outstanding balance under the note will accrue interest at 5% per annum and is due in full on January 19, 2013.  If the note and accrued interest are not repaid in full between 1 year and 3 years after January 19, 2010, Coach will be paid 75% of the net production revenue received by our subsidiary from the Project (as defined below), excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after 3 years from January 19, 2010, Coach will be paid 100% of the net production revenue received by our subsidiary from the Project, excluding the interest in the Cochran #1 well.

On January 20, 2010, Coach assigned our subsidiary a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project (the “Project”) located in Colorado County, Texas from Coach.  The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E&P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baytor Energy LLC and Coach.

On April 1, 2010, our subsidiary entered into a Supply of Services Agreement with Sydney Oil & Gas, LLC (“Sydney Oil”), a Texas limited liability company owned by Robert R. Durbin, Sydney Oil’s CEO, whereby Mr. Durbin acting on behalf of Sydney Oil will provide services to our subsidiary related to the maintenance and development of our subsidiary’s oil and gas exploration and development interests.  Additionally, our subsidiary and Sydney Oil entered into an Assignment of Overriding Royalty Interest, whereby our subsidiary agrees to pay Sydney Oil a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by our subsidiary.

On April 1, 2010, our subsidiary entered into a Consulting Services Agreement with Mara, whereby the parties agreed that Mara will provide services associated with any future development of Imperial Oil’s working interest in both the Greater Garwood oil and gas development exploration asset and the producing Cochran #1 well located in the Greater Garwood prospect in Colorado County, Texas.

In April 2010, we decided to concentrate our business efforts on the exploration and development of oil and gas assets in the United States, both independently and through our subsidiary.

Dividends

On November 3, 2009, we issued a stock dividend to stockholders of record on November 2, 2009, whereby we issued sixty-five (65) shares of common stock for each share of common stock held by such stockholders.  We do not currently have any intention to pay any dividends in the foreseeable future.

Subsequent to December 31, 2009, 165,750,000 post-dividend common shares were cancelled and returned to treasury and later a further 29,465,000 post-dividend common shares were cancelled and returned to treasury leaving an outstanding balance of 49,900,000 common shares.

On April 29, 2010, a stockholder returned 9,900,000 shares of our common stock to treasury for cancellation. As a result, the number of shares of our common stock outstanding was reduced from 49,900,000 to 40,000,000.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended March 31, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

We compute net income (loss) per share in accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  We compute basic net income (loss) per share amounts based on the weighted average number of shares actually outstanding.   We compute diluted net income (loss) per share amounts using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in our financial statements.

As discussed in Note 9 to our financial statements, the going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of March 31, 2010, we have generated limited revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010.

Comparison of Fiscal Years Ended March 31, 2010 and March 31, 2009

Results of Operations, Fiscal Year Ended	March 31, 2010	March 31, 2009

REVENUE

Oil and Gas Revenue	$29,724	$-

EXPENSES

Operating Expenses
Depletion	1,288	-
Operating Costs	13,620	-
Total Operating Expenses	14,908	-

General and Administrative Expenses
Accounting and audit	10,400	18,397
Consulting	-	12,500
Edgarizing	788	2,362
Filing fees	-	50
Incorporation costs	625	-
Legal	-	4,238
Management fees	12,000	12,000
Office	748	1,373
Rent	2,400	2,400
Telephone	1,200	1,200
Transfer agent fees	515	1,410
Total General and Administrative Expenses	28,676	55,930

Total Expenses	43,584	55,930

NET LOSS FROM OPERATIONS	$13,860	$55,930

Total revenue for the fiscal year ended March 31, 2010 increased to $29,724 from $0 for the fiscal year ended March 31, 2009, due to an increase in revenue from our oil and gas lease.  Total expenses for the fiscal year ended March 31, 2010 decreased to $43,584 from $55,930 for the fiscal year ended March 31, 2009, due largely to a decrease in professional service fees, including accounting, consulting and legal expenses from an aggregate of $35,135 in the fiscal year ended March 31, 2009 to $10,400 in the fiscal year ended March 31, 2010.

Expenses or other cash flows in these periods may not be indicative of future periods as we are in the early development stage and given the recent shift in our business focus to the exploration and development of oil and gas assets.

Period from inception, August 2, 2007, to March 31, 2010

We have an accumulated deficit during the development stage of $124,092.

We expect to continue to incur losses as a result of expenditures for general and administrative activities as well as exploration and acquisition activities while we remain in the development stage.

Liquidity and Capital Resources

As of March 31, 2010, we had no cash.  We had net operating losses of $13,860 for the fiscal year ended March 31, 2010. During such period, we funded our operations from equity and debt financing and our oil and gas revenues. We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next six months. Pursuant to the terms of the Carry Agreement, our subsidiary will be responsible for partially funding the Second Well (as defined in the Carry Agreement) to be developed in the Project. This and other possible changes in our operating plans, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings.  There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing stockholders.

For the fiscal year ended March 31, 2010, we used $10,454 cash for operating activities, used $900,000 cash for investing activities and received $910,397 from financing activities.  During the fiscal year ended March 31, 2010, we used a total of $57 cash.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Prior Financings

On October 31, 2007 we completed a private placement consisting of 3,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $3,000.  Our president and chief executive officer, James Payyappilly, subscribed for 1,500,000 common shares whereas our chief financial officer and secretary treasurer, Josey Sajan, subscribed for 1,000,000 common shares and our third director, Tessy Francis, subscribed for 500,000 common shares.  On December 31, 2007, the Company completed a private placement of 48,912,500 common shares for a total consideration of $37,625.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of March 31, 2010 (the “Evaluation Date”) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of March 31, 2010, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses.

In the light of our management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              Our Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and our Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              We have limited segregation of duties which is not consistent with good internal control procedures.

●              We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of our Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Our management feels the weaknesses identified above, being the latter three, have not had any affect on our financial results. Our management will have to address the lack of independent members on our Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

We will endeavor to correct the above noted weaknesses in internal controls once we have adequate funds to do so.   By appointing independent members to our Audit Committee and using the services of an expert on the Committee, we will greatly improve the overall performance of our Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be addressed and will no longer be a concern to management.  Having a written policy manual outlining the duties of each of our officers and staff will facilitate better internal control procedures.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and we are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only our management’s report in this Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls or in other factors that could affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B – OTHER INFORMATION

None.

PART III

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Position(s)	Age

James Payyappilly Payyappilly House, Thiruthipuram P.O., Ernakulam, Dt. Kerala, India	Chief Executive Officer, President And Director (1)	48

Josey Sajan Theruvappuzha House, Kalparambu,P.O. Kerala, India	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director (2)	32

Tessy Francis Attokaran House, Elenjipra, P.O. 680721, Kerala, India	Vice President and Director (3)	36

(1)     James Payyappilly was appointed a director on August 2, 2007, and President and Chief Executive Officer on August 7, 2007.

(2)     Josey Sajan became a director, Secretary Treasurer and Chief Financial Officer on August 7, 2007.

(3)     Tessy Francis became a director and Vice President on August 7, 2007.

Background of Officers and Directors

None of our directors or officers has professional or technical accreditation in the oil or gas businesses.  None of our officers and directors work full time for our company.  Each spends no more than eight hours a month on our business and administrative matters.

JAMES PAYYAPPILLY has been a director since inception and our President and CEO since August 7, 2007.  Following graduation from Andhra Pradesh University with a bachelor’s degree in economics, Mr. Payyappilly went to work for his families business, Trava Fertilizers, a company offering a wide range of products (farm equipment, fertilizers, pesticides, herbicides, seeds etc.) to commercial farmers.  While he remains a director of Trava Farms, in 1999 Mr. Payyappilly started his own business, Maria Estates, which operates livestock breeding (Jersey Cows and Jamnapuri Goats) and tropical plant nursery businesses from a 7 acre farm in Andhra Pradesh. Since 2001 Mr. Payyappilly  has worked exclusively as owner/manager of Maria Estates, a growing business with over 20 fulltime employees.  Mr. Payyappilly’s wealth of business and management experience will bring valuable leadership and executive experience to our Board of Directors.

JOSEY SAJAN has been a director and our Secretary, Treasurer, Chief Accounting Officer and Chief Financial Officer since August 2007. Mrs. Sajan hold a bachelor’s degree. in Economics from Calicut University.  In 2000 Mrs. Sajan opened her own business, Eves Spa, which offers hair care, manicure/pedicures and related services for woman and later expanded its services to provide a women’s fitness centre and yoga studio.  In 2004 Mrs. Sajan also opened a publishing business, Deepam Books, to assist up and coming writers to showcase their work.  Mrs. Sajan continues to operate these business ventures from Andhra Pradesh, India.  Mrs. Sajan’s experience with these ventures will bring valuable operational experience to our Board of Directors.

TESSY FRANCIS has been a director and our Vice President since August 2007.  Ms. Francis graduated from Andhra Pradesh University with a bachelor’s degree in Communications in 1993 and a master’s degree in Communication in 1995.  Following her graduation in 1995, Mrs. Francis served as a lecturer  to Commerce students at Jyothis College, a private college affiliated with Calicut University, Andhra Pradesh.  In 2001 Mrs. Francis established her own accounting firm while she continued as a full time lecturer at Jyothis College.  By 2004 her accounting business had grown to the point that she  resigned as a fulltime lecture to devote more time to her accounting business.  Since 2004 Mrs. Francis has devoted her efforts to her growing accounting business, which now employs 12 accountants on a fulltime basis. Mrs. Francis retains the position of Visiting Professor at Jyothis College.  Mr. Francis’s experience operating a growing business, as well as her accounting expertise, will bring valuable experience and knowledge to our Board of Directors.

Neither Messrs. Payyappilly, Sajan, nor Francis have any family relationships with any of our other directors or executive officers, or persons we have nominated or chosen to become directors or executive officers.

Audit Committee Financial Expert

Our audit committee is comprised of Mr. Payyappilly and Mrs. Francis.

Our board of directors has determined that we do not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, nor do we have an audit committee member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our current audit committee is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

As and when we generate sufficient revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a Code of Business Ethics and Control for the Board of Directors applicable to our principal executive officer and principal financial officer in their role as directors.  Given the overlap between our executive officers and directors, we have not thought it necessary to adopt a separate Code of Ethics for our executive officers.  A copy of the Code of Business Ethics and Control for the Board of Directors may be obtained free of charge, upon written request to the Company at 123 West Nye Lane, Suite 129, Carson City, Nevada.

ITEM 11.      EXECUTIVE COMPENSATION

To date we have no employees other than our officers.  No compensation has been awarded, earned or paid to our officers.  We have no employment agreements with any of our officers.  We do not contemplate entering into any employment agreements until such time as we have proven reserves.
Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and NonQualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)

James Payyappilly	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer, President and Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Josey Sajan	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Financial Officer,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Accounting Officer, Secretary Treasurer and Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tessy Francis	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at July 1, 2010, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of July 1, 2010.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common Stock	James Payyappilly	0	0%

Common Stock	Josey Sajan	0	0%

Common Stock	Tessy Francis	0	0%

Common Stock	Directors and Executive Officers as a Group (3 persons)	0	0%

(1)
Consists of the aggregate total of shares of common stock held by the named individual directly, based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books showing 40,000,000 shares of common stock outstanding as of July 1, 2010.  For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of July 1, 2010, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Equity Compensation Plan Information

We have no active equity compensation plans and there are currently no outstanding options from prior plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There were no related party transactions, or series of similar transactions since the beginning of our last fiscal year or any currently proposed transactions, or series of similar transactions, to which we were or are to be a part, which are reportable under Item 404(a) and (d) of Regulation S-K.

Transactions with Promoters

We do not have any promoters and have not had any transactions with any promoters.

Director Independence

During the past fiscal year we did not have any independent directors on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by us for the audit and other services provided by Madsen & Associates CPA’s Inc. for the fiscal periods shown.

	March 31, 2010	March 31, 2009
Audit Fees	$4,750	$0
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$4,750	$0

The following table shows the fees paid or accrued by us for the audit and other services provided by J. Crane CPA, P.C. for the fiscal periods shown.

	March 31, 2010	March 31, 2009
Audit Fees	$0	$13,500
Audit — Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$0	$13,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

The full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm during the past fiscal year.   The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)  Financial Statements.  The following financial statements are included in this report:

Title of Document	Page

Report of Madsen & Associates CPA’s Inc.	22

Consolidated Balance Sheet as at March 31, 2010 and 2009	23

Consolidated Statement of Operations for the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010	24

Consolidated Statement of Changes in Stockholders’ Deficiency for period from August 2, 2007 (date of inception) to March 31, 2010	25

Consolidated Statement of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010	26

Notes to Consolidated Financial Statements	27

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report: None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1(1)	Certificate of Incorporation

3.2(1)	Articles of Incorporation

3.3(1)	By-laws

5(1)	Stock Specimen

10.1(1)	Transfer Agent and Registrar Agreement, dated August 10, 2007, with Action Stock Transfer Corporation

10.2(2)	Carry Agreement, dated October 27, 2009, between Baytor Energy LLC and Coach Capital, LLC

10.3(3)	Net Profits Agreement, dated January 19, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.

10.4(4)	Supply of Services Agreement, dated April 1, 2010, between Sydney Oil & Gass, LLC, Robert R. Durbin and Imperial Oil and Gas, Inc.

10.5(4)	Consulting Services Agreement, dated April 1, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.

21	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cochran #1 Well and Greater Garwood Prospect Reservoir Evaluation, dated December 22, 2009.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008.
(2)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on January 22, 2010.
(3)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on February 1, 2010.
(4)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on April 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

IMPERIAL RESOURCES, INC.
(Registrant)

Dated: July 8, 2010	/s/ James Payyappilly
By: James Payyappilly
Its: President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ James Payyappilly	President, Chief Executive Officer and Director	July 8, 2010
James Payyappilly	(Principal Executive Officer)

/s/ Josey Sajan	Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director	July 8, 2010
Josey Sajan	(Principal Financial Officer and Principal Accounting Officer)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Imperial Resources, Inc. and subsidiary
Carson City, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imperial Resources, Inc. and subsidiary (Exploration stage company) at March 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2010 and the period from August 2, 2007 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We did not audit the financial statements of Imperial Resources, Inc. at March 31, 2009 and for the year then ended.   Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to the amounts included here, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Resources, Inc. and subsidiary at March 31, 2010, and the consolidated results of operations and cash flows for the year ended March 31, 2010 and the period from August 2, 2007 (date of inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah	/s/ “Madsen & Associates, CPA’s Inc.”
June 25, 2010

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$-	$57
Accounts receivable	29,724	-

Total Current Assets	29,724	57

OIL AND GAS LEASE (Note 3)	898,712	-

Total Assets	$928,436	$57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$41,563	$16,568
Accounts payable – related parties	31,340	20,943

Total Current Liabilities	72,903	37,511

NOTE PAYABLE (Note 4)	900,000	-

Total Liabilities	972,903	37,511

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
40,000,000 shares issued and outstanding	40,000	40,000
Capital in excess of par value	39,625	24,025
Deficit accumulated during the development stage	(124,092)	(101,479)

Total Stockholders’ Deficiency	(44,467)	(37,454)

	$928,436	$57

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
 CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	From August 2, 2007 (date of inception) to March 31, 2010

REVENUE
Oil and gas revenue	$29,724	$-	$29,724
Less: Depletion	(1,288)	-	(1,288)
Operating costs	(13,620)	-	(13,620)
Net loss on oil and gas revenue	14,816	-	14,816

ADMINISTRATIVE EXPENSES

Accounting and audit	10,400	18,397	41,318
Consulting	-	12,500	20,000
Edgarizing	788	2,362	3,150
Exploration	-	-	11,217
Filing fees	-	50	50
Incorporation costs	625	-	1,479
Legal	-	4,238	8,913
Management fees	12,000	12,000	30,000
Office	748	1,373	1,630
Rent	2,400	2,400	6,000
Telephone	1,200	1,200	3,000
Transfer agent fees	515	1,410	1,924
Travel	-	-	1,474
Total administrative expenses	28,676	55,930	130,155

LOSS FROM OPERATIONS	(13,860)	(55,930)	(115,339)

OTHER EXPENSES
Interest on promissory note	(8,753)	-	(8,753)

NET LOSS	$(22,613)	$(55,930)	$(124,092)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Basic	40,000,000	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
 (Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
Period from August 2, 2007 (date of inception) to March 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance August 2, 2007	-	$-	$-	$-

Issuance of common shares on October 31, 2007	32,000,000	32,000	(29,000)	-

Issuance of common shares on December 31, 2007	800,000	8,000	29,625	-

Capital contributions – expenses	-	-	7,800	-

Net operating loss for the period from August 7, 2007 to March 31, 2008	-	-	-	(45,549)

Balance as at March 31, 2008	40,000,000	40,000	8,425	(45,549)

Capital contributions – expenses	-	-	15,600	-

Net operating loss for the year ended March 31, 2009	-	-	-	(55,930)

Balance as at March 31, 2009	40,000,000	40,000	24,025	(101,479)

Capital contributions – expenses	-	-	15,600	-

Net operation loss for the year ended March 31, 2010	-	-	-	(22,613)

Balance as at March 31, 2010	40,000,000	$40,000	$39,625	$(124,092)

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	From August 2, 2007 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,613)	$(55,930)	$(124,092)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	15,600	15,600	39,000
Depletion expense	1,288	-	1,288
Changes in accounts receivable	(29,724)	-	(29,724)
Changes in accounts payable	24,995	3,664	41,563

Net Cash Provided (Used) in Operations	(10,454)	(36,666)	(71,965)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of oil and gas lease	(900,000)	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from related party	10,397	18,260	31,340
Note payable – purchase of oil and gal leases	900,000	-	900,000
Proceeds from issuance of common stock	-	-	40,625

	910,397	18,260	971,965

Net Increase (Decrease) in Cash	(57)	(18,406)	-

Cash at Beginning of Period	57	18,463	-

CASH AT END OF PERIOD	$-	$57	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1.	ORGANIZATION

The Company, Imperial Resources, Inc., was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.  The Company organized its wholly-owned subsidiary, Imperial Oil & Gas Inc. (“Imperial Oil”) under the laws of the State of Delaware on January 8, 2010.

The Company was organized for the purpose of acquiring and exploring a mineral property and later abandoned it.  The Company has decided to focus its core activities on development and exploration of oil and gas assets in the United States through its wholly-owned subsidiary.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Imperial Resources, Inc. (parent) and its subsidiary, Imperial Oil & Gas Inc., from their inception.   All significant intercompany accounts and balances have been eliminated in consolidation.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 60-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

On March 31, 2010 the Company had a net operating loss carry forward of $124,092 for income tax purposes.  The tax benefit of approximately $37,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows
For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the oil and gas leases acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

On December 31, 2008, the SEC issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”).   The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Form 10-K for years ending on or after December 31, 2009.  Early adoption of the Final Rule is prohibited.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies.   The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.   Revised requirements in the SEC’s Final Rule include, but are not limited to:

●	Oil and gas reserves must be reported using the average price over the prior 12 month period, rather than the year-end prices;

●	Companies will be allowed to report, on an optional basis, probable and possible reserves;

●	Non-traditional reserves, such as oil and gas extracted from coal and shales, will be included in the definition of “oil and gas producing activities”;

●
Companies will be permitted to use new technologies to determine proven reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

●
Companies will be required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including to total quantity of PUDs at year end, any material changes in PUDs that occurred during the year, investment and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

●
Companies will be required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserve estimates.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company is currently evaluating the potential impact of the Final Rule.   The SEC is discussion the Final Rule with FASB staff to align FASB accounting standards with the new SEC rules.   These discussions may delay the required compliance date.

Oil and gas leases

The Company intends to drill for oil and natural gas on their leases.   Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.   These costs will be amortized using the unit of production method.   Dry hole and related leasehold costs will be expensed.  On March 31, 2010, the Company had one producing gas well.

3.	OIL AND GAS LEASE

On January 20, 2010, Coach Capital, LLC (“Coach”), an unrelated company, assigned to the Company’s wholly owned subsidiary a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).   The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E & P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baylor Energy LLC and Coach.

4.	NOTE PAYABLE

On January 19, 2010, Imperial Oil borrowed $900,000 from Coach pursuant to a promissory note issued to Coach.   The outstanding balance under the note will accrue interest at 5% per annum and is due in full on January 19, 2013.  If the note and accrued interest are not repaid in full between one year and three years after January 19, 2010, Coach will be paid 75% of the production revenue received by Imperial Oil from the lease, excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after three years from January 19, 2010, Coach will be paid 100% of the net production revenue received by Imperial Oil from the lease, excluding the interest in the Cochran #1 well.

The interest on the Note for the period from issuance to March 31, 2010 is $8,753 and has been credited to accounts payable.

5.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have no shares in the Company and have made no interest, demand loans to the Company of $31,340 and have made contributions to capital of $39,000 in the form of expenses paid for the Company.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

6.	CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 195,450,000 post dividend common shares sold to directors and officers for a total consideration of $3,000.  On December 31, 2007, the Company completed a private placement of 49,665,000 post dividend common shares a total consideration of $37,625.  On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued sixty-five shares of its common stock for each share of common stock held by such investors. Subsequent to December 31, 2009, 165,750,000 post dividend common shares were returned to Treasury and later a further 29,465,000 post dividend common shares were cancelled and returned to Treasury leaving an outstanding balance of 49,900,000 common shares.

On April 29, 2010, a stockholder of the Company returned 9,900,000 shares of the Company’s common stock to treasury for cancellation.   As a result, the number of shares of the Company’s common stock outstanding was reduced from 49,900,000 to 40,000,000.

The 40,000,000 post dividend common shares are shown as increased from the date of inception.

7.	CONTRACTUAL COMMITMENTS

On January 19, 2010, Imperial Oil entered into a Net Profit Agreement whereby Imperial agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States (“Prospects”).  Pursuant to the this Agreement, Imperial Oil granted Mara Energy, LLC (“Mara”), a Delaware corporation, an interest in the Prospects by way of a Net Profit Interest.   The Net Profit Interest is an interest in the Prospects that entitles Imperial Oil to receive a monthly amount equal to 50% of the Net Proceeds resulting from the sale of petroleum substances obtained from the Prospects.

Mr. Robert Durbin, Imperial Oil’s Chief Executive Officer and Chairman of the Board, owns a 15% interest in Mara.

8.	GOING CONCERN

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

9.	SUBSEQUENT EVENTS

Consulting Service Agreement

On April 1, 2010, Imperial Oil & entered into a Consulting Service Agreement with Mara Energy, LLC. whereby Mara will provides services associated with any future development of Imperial Oil’s working interest in both the Greater Garwood oil and gas development exploration assets and the producing Cochran #1.

Royalty Agreement

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement whereby Imperial Oil agrees to pay Sydney Oil & Gas, LLC, a Texas limited liability company owned by Mr. Robert Durbin, a gross overriding royalty of 6.6% of 8/8 for each lease or working interest acquired by Imperial Oil.

Other

The Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no material subsequent events to report.