Form 10-Q
period 2010-06-30
Imperial Resources, Inc.
filed 2010-08-09
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number 333-152160

IMPERIAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, NV
(Address of principal executive offices)

(775) 884-9380
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 28, 2010:  40,000,000 common shares

IMPERIAL RESOURCES, INC.
FORM 10-Q

June 30, 2010

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Balance Sheet as at June 30, 2010 (unaudited) and March 31, 2010	1

	Statement of Operations For the three month periods ended June 30, 2010 and 2009 and for the period from August 2, 2007 (Date of Inception) to June 30, 2010 (unaudited)	2

	Statement of Changes in Stockholders’ Deficiency For the three month period ended June 30, 2010 and for the period from August 2, 2007 (date of inception) to June 30, 2010 (unaudited)	3

	Statement of Cash Flows For the three month periods ended June 30, 2010 and 2009 and for the period from August 2, 2007 (Date of Inception) to June 30, 2010 (unaudited)	4

	Notes to the Financial Statements.	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	12

ITEM 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION	12

ITEM 1.	Legal Proceedings	12

ITEM 1A	Risk Factors	13

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 3.	Defaults Upon Senior Securities	13

ITEM 4.	Reserved	13

ITEM 5.	Other Information	13

ITEM 6.	Exhibits	13

	SIGNATURES	14

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual report on Form 10-K for the fiscal year ended March 31, 2010, filed on July 9, 2010.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Imperial Resources, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2010
(Unaudited)

	June 30	March 31
	2010	2010

ASSETS

Current Assets
Cash	$-	$-
Accounts receivable	50,913	29,724

Total Current Assets	50,913	29,724

OIL AND GAS LEASE (Note 3)	897,424	898,712

Total Assets	$948,337	$928,436

CURRENT LIABILITIES
Accounts payable	$56,922	$41,563
Accounts Payable- related parties	35,779	31,340

Total Current Liabilities	92,701	72,903

NOTE PAYABLE (Note 4)	900,000	900,000

Total Liabilities	$992,701	$972,903

STOCKHOLDERS' DEFICIENCY
500,000,000 shares authorized, $0.001 par value, ;
40,000,000 shares issued and outstanding	40,000	40,000
Capital in excess of par value	43,525	39,625
Accumulated deficit during the exploration stage	(127,889)	(124,092)

Total Stockholders' Deficiency	(44,364)	(44,467)

	$948,337	$928,436

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For three months ended June 30, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to June 30, 2010
(Unaudited)

			From Aug 2,
	Three Months	Three Months	2007 (date of
	ended	ended	Inception) to
	June 30 ,2010	June 30, 2009	June 30,2010

REVENUES
Oil and gas revenue	$21,189	$-	$50,913
Less: Depletion	(1,288)	-	(2,576)
Operating costs	(4,670)	-	(18,290)
Net gain on oil and gas revenue	15,231	-	30,047

ADMINISTRATIVE EXPENSES
Accounting and audit	3,725	2,050	45,043
Consulting	-	-	20,000
Edgarizing	-	263	3,150
Exploration	-	-	11,217
Filing fees	-	-	50
Incorporation costs	-	-	1,479
Legal	-	-	8,913
Management fees	3,000	3,000	33,000
Office	122	211	1,752
Rent	600	600	6,600
Telephone	300	300	3,300
Transfer agent fees	31	-	1,955
Travel	-	-	1,474
Total expenses	7,778	6,424	137,933

Loss From Operations	7,453	(6,424)	(107,886)

OTHER EXPENSES
Interest on promissory note	(11,250)	-	(20,003)

NET LOSS	$(3,797)	$(6,424)	$(127,889)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES
Basic	40,000,000	40,000,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT IN STOCKHOLDERS' DEFICIENCY
Period August 2, 2007 (date of inception) to June 30, 2010
(Unaudited)

	Common Stock		Capital Excess	Accumulated
	Shares	Amount	of Par Value	Deficit
	#	$	$	$

Balance - August 2, 2007 (Date of Inception)	-	$-	$-	$-

Issuance of common shares on October 31,2007	32,000,000	32,000	(29,000)	-

Issuance of common shares on December 31,2007	8,000,000	8,000	29,625	-

Capital contributions - expenses	-	-	7,800	-

Net loss for the period ended Mar 31,2008	-	-	-	(45,549)

Balance - March 31, 2008	40,000,000	40,000	8,425	(45,549)

Capital contributions - expenses	-	-	15,600	-

Net loss for the year ended Jan 31,2009	-	-	-	(55,930)

Balance - March 31, 2009	40,000,000	40,000	24,025	(101,479)

Capital contributions - expenses	-	-	15,600	-

Net loss for the year end March 31, 2010	-	-	-	(22,613)

Balance - March 31, 2010	40,000,000	$40,000	$39,625	$(124,092)

Capital contributions - expenses	-	-	3,900	-

Net loss for the year end June 30, 2010	-	-	-	(3,797)

Balance - June 30, 2010	40,000,000	$40,000	$43,525	$(127,889)

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For three months ended June 30, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to June 30, 2010
(Unaudited)

	Three Months	Three Months	August 2, 2007
	ended	ended	to
	June 30,	June 30,	June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,797)	$(6,424)	$(127,889)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	3,900	3,900	42,900
Depletion expense	1,288		2,576
Changes in accounts receivable	(21,189)		(50,913)
Changes in accounts payable	15,358	(5,188)	56,922

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,440)	(7,712)	(76,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Gas & Oil lease	(900,000)	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans from related parties	4,440	7,712	35,779
Note payable - purchase of Gas & Oil lease	900,000	0	900,000
Proceeds from issuance of common stock	-	0	40,625

NET CASH PROVIDED BY FINANCING ACTIVITIES	904,440	7,712	976,404

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	57	-

CASH AT END OF PERIOD	$-	$57	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

On June 30, 2010 the Company had a net operating loss carry forward of $127,889 for income tax purposes.  The tax benefit of approximately $38,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2031.

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
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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
June 30, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.   These costs will be amortized using the unit of production method.   Dry hole and related leasehold costs will be expensed.  On June 30, 2010, the Company had one producing gas well.

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

The interest on the Note for the period from issuance to June 30, 2010 is $11,250 and has been credited to accounts payable.

5.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have no shares in the Company and have made no interest, demand loans to the Company of $35,779 and have made contributions to capital of $42,900 in the form of expenses paid for the Company.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

6.	CAPITAL STOCK - Continued

On April 29, 2010, a stockholder of the Company returned 9,900,000 shares of the Company’s common stock to treasury for cancellation.   As a result, the number of shares of the Company’s common stock outstanding was reduced from 49,900,000 to 40,000,000.

The 40,000,000 post dividend common shares are shown from the date of inception.

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

On June 28, 2010, Imperial Oil and Gas, Inc., a Delaware corporation (“Imperial Oil”) and a wholly owned subsidiary of Imperial Resources, Inc., entered into a letter agreement (the “Hydro Letter Agreement”) with HydroFX Holding, Ltd. (“Hydro”) to fund an oil and gas waste water disposal operation located in Wise County, Texas (the “Venture”) contingent upon Hydro working out agreements with their creditors, acceptable to Imperial, to resolve its current obligations.  Pursuant to the Hydro Letter Agreement, Imperial Oil agreed to loan $1,500,000 to Hydro, pursuant to the terms of a promissory note which may be converted, at the election of Imperial Oil, into a 40% ownership interest in the Venture. The funds contributed by Imperial Oil will be used to complete the drilling of the site as well as other operating costs.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

9.	SUBSEQUENT EVENTS

On July 1, 2010, Imperial Oil entered into a participation agreement and joint operating agreement with OKT Resources, LLC (“OKT”) to acquire an undivided 70% working interest in two wells located on leases acquired by OKT.  Pursuant to the participation agreement, Imperial Oil agreed to pay to OKT certain fees and costs for such wells, estimated at $1,744,475, including geologic prospect fees of both wells, drilling, and completion costs for one well.

On July 12, 2010, Imperial Oil entered into a participation agreement, area of mutual interest (AMI) agreement and joint operating agreement (the “Husky Agreements”) with Husky Ventures, Inc. (“Husky”) to acquire a 50% working interest in a horizontal oil and gas drilling project and 5,000 acres of acreage to be leased.  Pursuant to the participation agreement, Imperial Oil agreed to pay to Husky an amount of $398,750 for 50% of the acreage costs plus Imperial Oil’s share of the drilling and completion expenses estimated at $1,503,225.

Other

The Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no material subsequent events to report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Background

We were incorporated under the laws of the State of Nevada on August 2, 2007.  Our operations were initially focused on exploration of our mineral property located in the District of Andhra Pradesh, India.  Exploration of that property did not locate any proven or probable mineral reserves.  We have now shifted our business focus to oil and gas exploration and development.  Our wholly-owned subsidiary, Imperial Oil and Gas, Inc. (“Imperial Oil” or “our subsidiary”), was incorporated under the laws of the State of Delaware on January 8, 2010 and also engages in oil and gas exploration and development.

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

On June 28, 2010, Imperial Oil and Gas, Inc., a Delaware corporation (“Imperial Oil”) and a wholly owned subsidiary of Imperial Resources, Inc., entered into a letter agreement (the “Hydro Letter Agreement”) with HydroFX Holding, Ltd. (“Hydro”) to fund an oil and gas waste water disposal operation located in Wise County, Texas (the “Venture”) contingent upon Hydro working out agreements with their creditors, acceptable to Imperial, to resolve its current obligations.  Pursuant to the Hydro Letter Agreement, Imperial Oil agreed to loan $1,500,000 to Hydro, pursuant to the terms of a promissory note which may be converted, at the election of Imperial Oil, into a 40% ownership interest in the Venture. The funds contributed by Imperial Oil will be used to complete the drilling of the site as well as other operating costs.

On July 1, 2010, Imperial Oil entered into a participation agreement and joint operating agreement with OKT Resources, LLC (“OKT”) to acquire an undivided 70% working interest in two wells located on leases acquired by OKT.  Pursuant to the participation agreement, Imperial Oil agreed to pay to OKT certain fees and costs for such wells, estimated at $1,744,475, including geologic prospect fees of both wells, drilling, and completion costs for one well.

On July 12, 2010, Imperial Oil entered into a participation agreement, area of mutual interest (AMI) agreement and joint operating agreement (the “Husky Agreements”) with Husky Ventures, Inc. (“Husky”) to acquire a 50% working interest in a horizontal oil and gas drilling project and 5,000 acres of acreage to be leased.  Pursuant to the participation agreement, Imperial Oil agreed to pay to Husky an amount of $398,750 for 50% of the acreage costs plus Imperial Oil’s share of the drilling and completion expenses estimated at $1,503,225.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended March 31, 2010.  As of, and for the three months ended June 30, 2010, there have been no material changes or updates to our critical accounting policies.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on July 9, 2010.

The financial statements mentioned above have been prepared in conformity with U.S. GAAP and are stated in United States dollars.

Comparison of three month periods ended June 30, 2010 and June 30, 2009

For the three month periods ended June 30, 2010 and June 30, 2009, we incurred a comprehensive loss of $3,797 and $6,424, respectively.  The decrease was largely attributed to an increase in oil and gas revenue.

Management fees for the three month period ended June 30, 2010 amounted to $3,000 compared to $3,000 in the same period of 2009.  Accounting and audit expenses for the three month period ended June 30, 2010 amounted to $3,725 compared to $2,050, in the same period of 2009.  General and administrative expenses for the three month period ended June 30, 2010 amounted to $1,053 compared to $1,374, in the same period of 2009.

We had revenue of $21,189 during the three month period ended June 30, 2010 compared to no revenue in the same period of 2009.

Period from inception, August 2, 2007 to June 30, 2010

We have an accumulated deficit during the development stage of $127,889.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of June 30, 2010, we had no cash and working capital deficiency of $44,364.  During the three month period ended June 30, 2010, we funded our operations from the proceeds of equity and debt financing and our oil and gas revenues.  We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next six months. Pursuant to the terms of the Carry Agreement, our subsidiary will be responsible for partially funding the Second Well (as defined in the Carry Agreement) to be developed in the Project. This and other possible changes in our operating plans, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings.

For the three month period ended June 30, 2010, we used net cash of $4,440 in operations.  Net cash flow used in operating activities reflected a decrease in accounts receivable of $21,189 and an increase in accounts payable of $15,358.

Our management believes that we will be able to generate sufficient revenue or raise sufficient amounts of working capital through debt or equity offerings, as may be required to meet our short-term and long-term obligations.  However, there are no assurances that we will be able to raise the required working capital on favorable terms, or that such working capital will be available on any terms when needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e) and 15a-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer along with our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses were identified:

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.3	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

4	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

10.1	Letter Agreement with HydroFX Holding, Ltd., dated June 28, 2010 (incorporated by reference from our Form 8-K filed on July 16, 2010)

10.2	Participation Agreement with OKT Resources, LLC, dated July 1, 2010 (incorporated by reference from our Form 8-K filed on July 16, 2010)

10.3	Letter Agreement with Husky Ventures, Inc., dated July 12, 2010 (incorporated by reference from our Form 8-K filed on July 16, 2010)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: August 6, 2010	By:	/s/ James Payyappilly
James Payyappilly, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Josey Sajan
Josey Sajan, Chief Financial Officer, Chief Accounting Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)