Form 10-Q
period 2010-09-30
Imperial Resources, Inc.
filed 2010-11-18
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

September 30, 2010:  40,000,000 common shares

IMPERIAL RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4

	Balance Sheet as at September 30, 2010 (unaudited) and June 30, 2010	4

	Statement of Operations For the three and six months periods ended September 30, 2010 and 2009 and for the period from August 2, 2007 (Date of Inception) to September 30, 2010 (unaudited)	5

	Statement of Cash Flows For the six month periods ended September 30, 2010 and 2009 and for the period from August 2, 2007 (Date of Inception) to September 30, 2010 (unaudited)	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	13

ITEM 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	13

ITEM 1.	Legal Proceedings	13

ITEM 1A	Risk Factors	14

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3.	Defaults Upon Senior Securities	14

ITEM 4.	Reserved	14

ITEM 5.	Other Information	14

ITEM 6.	Exhibits	14

	SIGNATURES	15

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
September 30, 2010
(Unaudited)

	September 30	March 31
	2010	2010

ASSETS

Current Assets
Cash	$-	$-
Accounts receivable	97,358	29,724

Total Current Assets	97,358	29,724

OIL AND GAS LEASE (Note 3)	896,136	898,712

Total Assets	$993,494	928,436

CURRENT LIABILITIES
Accounts payable	$103,524	41,563
Advances from related parties	42,127	31,340

Total Current Liabilities	145,651	72,903

NOTE PAYABLE (Note 4)	900,000	900,000

Total Liabilities	$1,045,651	972,903

STOCKHOLDERS' DEFICIENCY
500,000,000 shares authorized, $0.001 par value, ;
40,000,000 shares issued and outstanding	40,000	40,000
Capital in excess of par value	47,425	39,625
Accumulated deficit during the exploration stage	(139,582)	(124,092)

Total Stockholders' Deficiency	(52,157)	(44,467)

	$993,494	928,436

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF OPERATIONS
For three and six months ended September 30, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to September 30, 2010
(Unaudited)

					From Aug 2,
	Three Months	Three Months	Six Months	Six Months	2007 (date of
	ended	ended	ended	ended	Inception) to
	September 30 ,2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30,2010

REVENUES
Oil and gas revenue	$46,445	$-	$67,634	$-	$97,358
Less: Depletion	(1,288)	-	(2,576)	-	(3,864)
Operating costs	(39,153)	-	(43,823)	-	(57,443)
Net gain on oil and gas revenue	6,004	-	21,235	-	36,051

GENERAL AND ADMINISTRATIVE EXPENSES
Accounting and audit	1,775	1,550	5,500	3,600	46,818
Consulting	-	-	-	-	20,000
Edgarizing	-	262	-	525	3,150
Exploration	-	-	-	-	11,217
Filing fees	44	-	44	-	94
Incorporation costs	-	-	-	-	1,479
Legal	-	-	-	-	8,913
Management fees	3,000	3,000	6,000	6,000	36,000
Office	63	385	186	596	1,816
Rent	600	600	1,200	1,200	7,200
Telephone	300	300	600	600	3,600
Transfer agent fees	664	-	695	-	2,619
Travel	-	-	-	-	1,474
Total expenses	6,447	6,097	14,225	12,521	144,380

Loss :From Operations	(443)	(6,097)	7,010	(12,521)	(108,330)

OTHER EXPENSES
Interest on promissory note	(11,250)	-	(22,500)	-	(31,252)

NET LOSS	$(11,693)	$(6,097)	$(15,490)	$(12,521)	$(139,582)

NET LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES
Basic	40,000,000	40,000,000	40,000,000	40,000,000

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS
For six months ended September 30, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to September 30, 2010
(Unaudited)

	Six Months	Six Months	August 2, 2007
	ended	ended	( inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,490)	$(12,521)	$(139,582)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	7,800	7,800	46,800
Depletion expense	2,576	-	3,864
Changes in accounts receivable	(67,634)	-	(97,358)
Changes in accounts payable	61,961	(4,093)	103,524

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(10,787)	(8,814)	(82,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Gas & Oil lease	(900,000)	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	10,787	8,814	42,127
Note payable - purchase of Gas & Oil lease	900,000	-	900,000
Proceeds from issuance of common stock	-	-	40,625

NET CASH PROVIDED BY FINANCING ACTIVITIES	910,787	8,814	982,752

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	57	-

CASH AT END OF PERIOD	$-	$57	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

1.	ORGANIZATION

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

On September 30, 2010 the Company had a net operating loss carry forward of $139,582 for income tax purposes.  The tax benefit of approximately $42,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will begin to expire in 2027.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

     Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-03, Extractive Activities-Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures, in order to align Generally Accepted Accounting Principal requirements with the Securities and Exchange Commission's (SEC) new disclosure rules. In December 2008, the SEC released a final rule, Modernization of Oil and Gas Reporting, which amends the oil and gas reporting requirements. The key revisions to the reporting requirements include: using a 12-month average price to determine reserves; including nontraditional resources in reserves if they are intended to be upgraded to synthetic oil and gas; ability to use new technologies to determine and estimate reserves; and permitting the disclosure of probable and possible reserves. The accounting changes resulting from changes in definitions and pricing assumptions should be treated as a change in accounting principle that is inseparable from a change in accounting estimate, which is to be applied prospectively. The final rule is effective for annual reporting periods ending on or after December 31, 2009. The Company has not yet determined whether the adoption of ASC Topic 932 will impact the Company's financial position or results of operations.

Oil and gas leases

The Company intends to drill for oil and natural gas on its leases.   Drilling costs will be treated as work in progress until such time as each well has been finished and its commercial potential evaluated.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.   These costs will be amortized using the unit of production method.   Dry hole and related leasehold costs will be expensed.  On September 30, 2010, the Company had a 14.9% working interest in one producing gas well.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

3.	OIL AND GAS LEASES

On January 19, 2010, Imperial Oil entered into a Net Profit Agreement whereby Imperial agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States (“Prospects”).  Pursuant to the this Agreement, Imperial Oil granted Mara Energy, LLC (“Mara”), a Delaware Limited Liability Company, an interest in the Prospects by way of a Net Profit Interest.   The Net Profit Interest is an interest in the Prospects that entitles Imperial Oil to receive a monthly amount equal to 50% of the Net Proceeds resulting from the sale of petroleum substances obtained from the Prospects. The Company has not recognized any revenues from this agreement as of September 30, 2010.

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

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement whereby Imperial Oil agrees to pay Sydney Oil & Gas, LLC, a Texas limited liability company controlled by Mr. Robert Durbin, a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Mr. Durbin owns an interest in and controls Sydney Oil & Gas, LLC.

On June 28, 2010, Imperial Oil and Gas, Inc., a Delaware corporation (“Imperial Oil”) and a wholly owned subsidiary of Imperial Resources, Inc., entered into a letter agreement (the “Hydro Letter Agreement”) with Hydro-FX Holding, Ltd. (“Hydro”) to fund an oil and gas waste water disposal operation located in Wise County, Texas (the “Venture”) contingent on Hydro working out agreements with their creditors, acceptable to Imperial, to resolve its current obligations.  Pursuant to the Hydro Letter Agreement, Imperial Oil agreed to loan $1,500,000 to Hydro, pursuant to the terms of a promissory note which may be converted, at the election of Imperial Oil, into a 40% ownership interest in the Venture.  The funds contributed by Imperial Oil were to be used to complete the drilling of the site as well as other operating costs.  The Hydro-FX site has since been foreclosed upon by a creditor therefore the agreement above is no longer in effect.

On July 1, 2010, Imperial Oil entered into a participation agreement and joint operating agreement with OKT Resources, LLC (“OKT”) to acquire an undivided 70% working interest in two wells located on leases acquired by OKT.  Pursuant to the participation agreement, the agreement was contingent on Imperial Oil paying to OKT certain fees and costs for such wells, estimated at $1,744,475, including geologic prospect fees of both wells, drilling and completion costs for one well.   Imperial Oil did not pay to OKT the fees and costs mentioned above on time and the agreement is no longer in effect and all terms and conditions contained in the Agreements are no longer in force and effect.

On July 12, 2010, Imperial Oil entered into a participation agreement, area of mutual interest (AMI) agreement and joint operating agreement (the “Husky Agreements”) with Husky Ventures, Inc. (“Husky”) to acquire a 50% working interest in a horizontal oil and gas drilling project and 5,000 acres of acreage to be leased..  Pursuant to the participation agreement, the agreement is contingent on Imperial Oil paying to Husky an amount of $398,750 for 50% of the acreage costs plus Imperial Oil’s share of the drilling and completion expenses estimated at $1,503,225.  To date Imperial Oil has not paid the aforementioned amounts and the agreement is subject to cancellation by Husky.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The interest on the Note for the period from issuance to September 30, 2010 is $22,500 and has been credited to accounts payable.

5.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have no shares in the Company and have made advances to the Company of $42,127 and have made contributions to capital of $46,800 in the form of expenses paid on behalf of the Company.

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

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2010, which is the date the financial statements were issued.

On November 15, 2010 Imperial Oil and Gas Inc., a 100% owned subsidiary of the Company, entered into a variation of Mr Robert Durbin’s management agreement by way of a Letter Agreement whereby Mr Durbin, in addition to his current management agreement dated April 1, 2010, will be paid $5,000 per month in the months of November and December 2010, and January 2011.

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

On April 1, 2010, our subsidiary entered into a Supply of Services Agreement with Sydney Oil & Gas, LLC (“Sydney Oil”), a Texas limited liability company controlled by Robert R. Durbin, Sydney Oil’s CEO, whereby Mr. Durbin acting on behalf of Sydney Oil will provide services to our subsidiary related to the maintenance and development of our subsidiary’s oil and gas exploration and development interests.  Additionally, our subsidiary and Sydney Oil entered into an Assignment of Overriding Royalty Interest, whereby our subsidiary agrees to pay Sydney Oil a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by our subsidiary. Mr. Durbin owns an interest in Sydney Oil

On April 1, 2010, our subsidiary entered into a Consulting Services Agreement with Mara, whereby the parties agreed that Mara will provide services associated with any future development of Imperial Oil’s working interest in both the Greater Garwood oil and gas development exploration asset and the producing Cochran #1 well located in the Greater Garwood prospect in Colorado County, Texas.

In April 2010, we decided to concentrate our business efforts on the exploration and development of oil and gas assets in the United States, both independently and through our subsidiary.

On June 28, 2010, Imperial Oil and Gas, Inc., a Delaware corporation (“Imperial Oil”) and a wholly owned subsidiary of Imperial Resources, Inc., entered into a letter agreement (the “Hydro Letter Agreement”) with Hydro-FX Holding, Ltd. (“Hydro”) to fund an oil and gas waste water disposal operation located in Wise County, Texas (the “Venture”) contingent on Hydro working out agreements with their creditors, acceptable to Imperial, to resolve its current obligations.  Pursuant to the Hydro Letter Agreement, Imperial Oil agreed to loan $1,500,000 to Hydro, pursuant to the terms of a promissory note which may be converted, at the election of Imperial Oil, into a 40% ownership interest in the Venture.  The funds contributed by Imperial Oil were to be used to complete the drilling of the site as well as other operating costs.  The Hydro-FX site has since been foreclosed upon by a creditor therefore the agreement above is no longer in effect.
.
On July 1, 2010, Imperial Oil entered into a participation agreement and joint operating agreement with OKT Resources, LLC (“OKT”) to acquire an undivided 70% working interest in two wells located on leases acquired by OKT.  Pursuant to the participation agreement, the agreement was contingent on Imperial Oil paying to OKT certain fees and costs for such wells, estimated at $1,744,475, including geologic prospect fees of both wells, drilling and completion costs for one well.   Imperial Oil did not pay to OKT the fees and costs mentioned above on time and the agreement is no longer in effect and all terms and conditions contained in the Agreements are no longer in force and effect.

On July 12, 2010, Imperial Oil entered into a participation agreement, area of mutual interest (AMI) agreement and joint operating agreement (the “Husky Agreements”) with Husky Ventures, Inc. (“Husky”) to acquire a 50% working interest in a horizontal oil and gas drilling project and 5,000 acres of acreage to be leased..  Pursuant to the participation agreement, the agreement is contingent on Imperial Oil paying to Husky an amount of $398,750 for 50% of the acreage costs plus Imperial Oil’s share of the drilling and completion expenses estimated at $1,503,225.  To date Imperial Oil has not paid the aforementioned amounts and the agreement is subject to cancellation by Husky.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended March 31, 2010.  As of, and for the three months ended September 30, 2010, there have been no material changes or updates to our critical accounting policies.

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

Comparison of three month periods ended September 30, 2010 and September 30, 2009

For the three month periods ended September 30, 2010 and September 30, 2009, we incurred a comprehensive loss of $6,447 and $6,097, respectively.  The decrease was largely attributed to an increase in oil and gas revenue.

Management fees for the three month period ended September 30, 2010 amounted to $3,000 compared to $3,000 in the same period of 2009.  Accounting and audit expenses for the three month period ended September 30, 2010 amounted to $1,775 compared to $1,550, in the same period of 2009.  General and administrative expenses for the three month period ended September 30, 2010 amounted to $6,447 compared to $6,097, in the same period of 2009.

We had revenue of $46,445 during the three month period September 30, 2010 compared to no revenue in the same period of 2009.

Period from inception, August 2, 2007 to September 30, 2010

We have an accumulated deficit during the development stage of $139,582.

As a development stage company, we currently have limited operations, principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of September 30, 2010, we had no cash and working capital deficiency of 47,425.  During the three month period ended September 30, 2010, we funded our operations from the proceeds of equity and debt financing and our oil and gas revenues.  We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next six months. Pursuant to the terms of the Carry Agreement, our subsidiary will be responsible for partially funding the Second Well (as defined in the Carry Agreement) to be developed in the Project. This and other possible changes in our operating plans, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings.

For the three month period ended September 30, 2010, we used net cash of $10,787 in operations.  Net cash flow used in operating activities reflected a decrease in accounts receivable of $67,634 and an increase in accounts payable of $61,961.

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

None. >From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended September 30, 2010

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.3	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

4	Specimen Stock Certificate (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: November 17, 2010	By:	/s/ James Payyappilly
James Payyappilly, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 17, 2010	By:	/s/ Josey Sajan
Josey Sajan, Chief Financial Officer, Chief Accounting Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)