Form 10-Q
period 2010-12-31
Imperial Resources, Inc.
filed 2011-02-18
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
Commission File Number 333-152160
IMPERIAL RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0512922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 E. 6th St., Suite 900, Austin, TX 78701
(Address of principal executive offices)

(888) 575-4772
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

February 14, 2010:  42,362,100 common shares

IMPERIAL RESOURCES, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
TABLE OF CONTENTS

		Page Number

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4

	Balance Sheet as at December 31, 2010 (unaudited) and March 31, 2010	5

	Statement of Operations for the three and nine months periods ended December 31, 2010 and 2009, and for the period from August 2, 2007 (Date of Inception) to December 31, 2010 (unaudited)	6

	Statement of Cash Flows for the nine month periods ended December 31, 2010 and 2009,and for the period from August 2, 2007 (Date of Inception) to December 31, 2010 (unaudited)	7

	Notes to the Financial Statements.	8 to 15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Reserved	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	SIGNATURES	20

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$17,935	$-
Accounts receivable, trade	28,967	29,724
Total Current Assets	46,902	29,724

OIL AND GAS LEASE (Note 3)	894,848	898,712

Total Assets	$941,750	$928,436

CURRENT LIABILITIES

Accounts payable	131,073	72,903
Total Current Liabilities	131,073	72,903

NOTE PAYABLE (Note 4)	-	900,000

Total Liabilities	131,073	972,903

STOCKHOLDERS' EQUITY (DEFICIENCY)

500,000,000 shares authorized, $0.001 par value, ;
42,362,100 shares issued and outstanding at December 31, 2010; 40,000,000 shares issued and outstanding at March 31, 2010	42,362	40,000
Capital in excess of par value	1,763,857	39,625
Subscription receivable	(500,000)	-
Accumulated deficit during the exploration stage	(495,542)	(124,092)

Total Stockholders' Equity (Deficiency)	810,677	(44,467)

Total Liabilities and Stockholders’ Equity (Deficiency)	$941,750	$928,436

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
For three and nine months ended December 31, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to December 31, 2010
(Unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	From August 2, 2007 (date of inception) to December 31, 2010

REVENUES
Oil and gas revenue	$20,423	$-	$88,057	$-	$117,781

OPERATING EXPENSES:
Depletion	1,288	-	3,864	-	5,152
Lease operating costs	24,973	-	68,796	-	82,415
Exploration costs	-	-	-	-	11,217
Accounting and audit	8,962	1,550	14,462	5,150	55,781
Consulting	1,575	-	1,575	-	21,575
Other administrative expenses	1,723	582	3,063	1,708	12,665
Legal	27,000	-	27,000	-	35,913
Management fees	-	3,000	6,000	9,000	36,000
Office	5,940	37	6,126	632	7,756
Rent	600	600	1,854	1,800	7,854
Travel	16,758	-	16,758	-	18,232
Total expenses	88,819	5,769	149,498	18,290	294,560

Operating loss	(68,396)	(5,769)	(61,441)	(18,290)	(176,779)

OTHER EXPENSES
Loss on debt extinguishment	(276,260)	-	(276,260)	-	(276,260)
Interest on promissory note	(11,250)	-	(33,750)	-	(42,503)

NET LOSS	$(355,906)	$(5,769)	$(371,451)	$(18,290)	$(495,542)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and Diluted	40,555,586	49,900,000	40,185,869	49,900,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
For nine months ended December 31, 2010 and 2009 and for the period from
August 2, 2007 (date of inception) to December 31, 2010
(Unaudited)

	Nine Months Ended December 31, 2010	Nine Months Ended December 31,2009	From August 2, 2007 (date of inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(371,451)	$(18,290)	$(495,542)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	7,800	11,700	46,800
Depletion expense	3,864	-	5,152
Loss on debt extinguishment	276,260	-	276,260
Changes in operating assets and liabilities:
Changes in accounts receivable	757	-	(28,967)
Changes in accounts payable	100,705	6,590	173,607
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,935	-	(22,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Gas & Oil lease	-	-	(900,000)
NET CASH FLOWS FROM INVESTING ACTIVITIES	-	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	40,625
Note payable - purchase of Gas & Oil lease	-	-	900,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	940,625

NET INCREASE IN CASH	17,935	-	17,935

CASH AT BEGINNING OF PERIOD	-	57	-

CASH AT END OF PERIOD	$17,935	$57	$17,935

Supplemental disclosures:
Non-Cash Investing and Financing Activities:
Issuance of 1,625,059 shares of common stock for extinguishment of note payable carrying value of $900,000 plus accrued interest of 42,534	$1,218,794	-	$1,218,794

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Imperial Resources, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring a mineral property and later abandoned it.  The Company has decided to focus its core activities on development and exploration of oil and gas assets in the United States through its wholly-owned subsidiary. In order to manage its oil and gas operations, the Company established Imperial Oil & Gas Inc. (“Imperial Oil” or “OIG”) under the laws of the State of Delaware on January 8, 2010.

The Company is engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of managment, all adjustiments considered necessary for a fair presentation have been included, and are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicitive of the results that may be expected for any other interim period or entire year.

(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of the Company and its wholly owned subsidiary Imperial Oil. All intercompany account balances and transactions have been eliminated.

(b)	Nature of Operations

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out in New Mexico and Texas.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. A substantial portion of the Company’s oil reserves are exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - Cont'd

(d)	Property and Equipment

Oil and natural gas properties:

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.   These costs will be amortized using the unit of production method.   Dry hole and related leasehold costs will be expensed.  On September 30, 2010, the Company had a 14.9% working interest in one producing gas well.

Other Property and Equipment:

Maintenance and repairs are charged to operations. Renewals and improvements are capitalized to the appropriate property and equipment accounts.

Upon retirement or disposition of assets other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on the estimated useful lives of the property and equipment.

(e) Impairment of Long-Lived Assets:

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

(f)	Income Taxes

The Company accounts for federal income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in operating results in the period in which the change is enacted.

(g)	Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R)Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

(h)	Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260 (formerly SFAS No. 128) Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options have been excluded from the computation of diluted net loss per share at December 31, 2010 and 2009 as their effect is anti-dilutive.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - Cont'd

(i)	Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The oil and natural gas reserve estimates, and the related future net cash flows derived from those reserves, are used in the determination of depletion expense and the full cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

(j)	Fair value of financial instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

(k)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(l)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2010 and 2009, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

(m)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies - Cont'd

(n)	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements , which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have any impact on our consolidated financial statement disclosures.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions included changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC required companies to comply with the amended disclosure requirements for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Earlier adoption was not permitted.

In January 2010, the FASB issued ASC Topic No. 932 to amend existing oil and gas reserve accounting and disclosure guidance (formerly FASB Staff Position No. 69), “Extractive Activities-Oil and Gas”, to align its requirements with the SEC’s Modernization of Oil and Gas Reporting rule. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2010. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.  The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer. The opportunity to prove reasonable certainty for spacing areas located more than one direct development spacing area from economic producer did not impact the Company’s proved developed or undeveloped reserves.

The primary changes in the amended ASC Topic No. 932 are as follows:

Amending the definition of proved oil and gas reserves to indicate that entities must use the average, first-day-of-the-month price during the 12-month period before the ending date of the period covered by the report (the 12-month average price) rather than the year-end price, when estimating whether reserve quantities are economical to produce.

Change the price used to calculate the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future cash flows from the year-end price to the 12-month average price used in calculating proved reserves.

Adding to and amending other definitions in the Master Glossary used in estimating proved oil and gas reserves quantities (for example, reliable technology and reasonable certainty).

Requiring that an entity disclose separately information about reserve quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves. In addition, Topic No. 932 is amended to indicate that the quantity of reserves is not the only factor that should be considered in determining whether reserves are significant (that is, an entity would be required to consider all facts and circumstances in determining whether reserves are significant).

Clarifying that an entity’s equity method investments must be considered in determining whether it has significant oil- and gas producing activities.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 3 - OIL AND GAS LEASES

On January 20, 2010, Coach Capital, LLC (“Coach”), an unrelated company, assigned to the Company’s wholly owned subsidiary a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).   The assignment was made subject to the terms and conditions of the leases and that certain unrecorded Participation Agreement dated November 5, 2008 between El Paso E & P Company, L.P. and Baytor Energy LLC, and the Carry Agreement dated October 27, 2009 between Baylor Energy LLC and Coach. As of December 31, 2010, the Company's investment in the project was $898,848.

On January 19, 2010, Imperial Oil entered into a Net Profit Agreement whereby Imperial agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States (“Prospects”).  Pursuant to the this Agreement, Imperial Oil granted Mara Energy, LLC (“Mara”), a Delaware Limited Liability Company, an interest in the Prospects by way of a Net Profit Interest.   The Net Profit Interest is an interest in the Prospects that entitles Imperial Oil to receive a monthly amount equal to 50% of the Net Proceeds resulting from the sale of petroleum substances obtained from the Prospects. The Company has not recognized any revenues from this agreement as of December 31, 2010. In addition, effective April 1, 2010, Imperial Oil and Mara entered into a Consulting Services Agreement, whereby Imperial Oil and Mara agreed that Mara will provide services associated with any future development of Imperial Oil’s working interest in both the Greater Garwood oil and gas development exploration asset and the producing Cochran #1 well located in the Greater Garwood prospect in Colorado County, Texas. At December 31, 2010, no royalties or consulting fees have been paid.

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement whereby Imperial Oil agrees to assign or pay Sydney Oil & Gas, LLC, a Texas limited liability company controlled by Mr. Robert Durbin, a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Mr. Durbin owns an interest in and controls Sydney Oil & Gas, LLC. At December 31, 2010 no royalties have been paid.

On July 12, 2010, Imperial Oil entered into a participation agreement, area of mutual interest (AMI) agreement and joint operating agreement to acquire a 50% working interest in a horizontal oil and gas drilling project and 5,000 acres of acreage to be leased.. Pursuant to the participation agreement, the agreement is contingent on Imperial Oil paying $398,750 for 50% of any resulting acreage costs, plus Imperial Oil’s share of the drilling and completion expenses estimated at $1,503,225. As of December 31, 2010, there were no costs incurred and the agreement is subject to cancellation by other 50% participant.

Note 4 - NOTE PAYABLE

On January 19, 2010, Imperial Oil borrowed $900,000 from Coach pursuant to a promissory note, with interest of 5% per year, and maturity of January 19, 2013.  If the note and accrued interest are not repaid in full between one year and three years after January 19, 2010, Coach will be paid 75% of the production revenue received by Imperial Oil from the lease, excluding the interest in the Cochran #1 well.  If the note and accrued interest are not repaid in full after three years from January 19, 2010, Coach will be paid 100% of the net production revenue received by Imperial Oil from the lease, excluding the interest in the Cochran #1 well. The accrued interest on the Note for the period from issuance to December 10, 2010 was $42,534.

On December 10, 2010, Imperial Oil entered into a Note Conversion Agreement (“the “Agreement”) with Coach relating to the Note dated January 19, 2010. The Agreement provided Coach with an option, up until full repayment of the Note and accrued interest, to fully convert the Note into common stock of the Company at $0.58 per share. The Agreement also provided for, if the option was exercised, the terms of the Note relating to the Coach’s share of production from the producing well and potential future share of production in certain leased lands associated with that well, to be made null and void.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)

Note 4 - NOTE PAYABLE - Cont'd

On December 10, 2010, pursuant to the Agreement, Coach served a valid notice on the Company to fully convert the Note of $900,000 plus $42,534 in accrued interest, to 1,625,059 shares of the Company’s common stock. The fair value of the shares on the date of exchange was $1,218,794, resulting in a loss on debt extinguishment of $276,260.

Note 5 - SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Current officers-directors and their families have no shares in the Company, and have made no advances to the Company. as of December 31, 2010. Prior officers have made contributions to capital totaling $7,800 in the form of expenses paid on behalf of the Company for the nine months ended December 31, 2010.

Mr. Robert Durbin, Imperial Oil’s Chief Executive Officer and Chairman of the Board, owns a 15% interest in Mara. For the nine months ended December 31, 2010 there were no payments made in connection with the Mara agreement.

Mr. Tom Barr, a director of Imperial owns a 10.8% interest in Mara. For the nine months ended December 31, 2010 there were no payments made in connection with the Mara agreement.
.
On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement whereby Imperial Oil agrees to pay Sydney Oil & Gas, LLC, a Texas limited liability company controlled by Mr. Robert Durbin, a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Mr. Durbin owns an interest in and controls Sydney Oil & Gas, LLC. At December 31, 2010 no royalties have been paid or assigned.

Effective April 1, 2010, Grant Twanow resigned as Director, Chief Executive Officer, President, and all other officer roles of Imperial Oil.  In connection with such resignation, Imperial Oil and GNP Resources, Ltd., a company wholly-owned by Mr. Twanow (“GNP”), entered into a Royalty Termination Agreement, whereby the parties agreed  to terminate a Royalty Agreement between the parties, whereby Imperial Oil agreed to pay GNP a gross overriding royalty of 5% in any lands acquired by Imperial Oil in Prospects procured by GNP or Mr. Twanow.  Additionally, the parties mutually agreed to terminate a Supply of Services Agreement between Imperial Oil, GNP, and Mr. Twanow, whereby Mr. Twanow acting on behalf of GNP provided services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. There were no payments made under any of the agreements.

Effective April 1, 2010, Neil McPherson resigned as a director of Imperial Oil.  In connection with such resignation, Imperial Oil and Little Eagle Resources Inc., a company wholly-owned by Mr. McPherson (“Little Eagle”), entered into a Royalty Termination Agreement, whereby the parties agreed  to terminate a Royalty Agreement between the parties, whereby Imperial Oil agreed to pay Little Eagle a gross overriding royalty of 1.5% in any lands acquired by Imperial Oil in the North West Premont Prospect and the Ricinus Area Prospect procured by Little Eagle or Mr. McPherson.  Additionally, the parties mutually agreed to terminate a Supply of Services Agreement between Imperial Oil, Little Eagle, and Mr. McPherson, whereby Mr. McPherson acting on behalf of Little Eagle provided services to Imperial Oil related to the maintenance and development of Imperial Oil’s oil and gas exploration and development interests. There were no payments made under any of the agreements.

 Note 6 - CAPITAL STOCK

 On October 31, 2007, Company completed a private placement consisting of 195,450,000 post dividend common shares sold to directors and officers for a total consideration of $3,000.  On December 31, 2007, the Company completed a private placement of 49,665,000 post dividend common shares a total consideration of $37,625.  On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued ninety-five shares of its common stock for each share of common stock held by such investors. Subsequent to December 31, 2009, 165,750,000 post dividend common shares were returned to Treasury and later a further 29,465,000 post dividend common shares were cancelled and returned to Treasury leaving an outstanding balance of 49,900,000 common shares.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)
Note 6 - CAPITAL STOCK

On April 29, 2010, a stockholder of the Company returned 9,900,000 shares of the Company’s common stock to treasury for cancellation.   As a result, the number of shares of the Company’s common stock outstanding was reduced from 49,900,000 to 40,000,000.

The 40,000,000 post dividend common shares are shown from the date of inception.

On December 10, 2010 Imperial Resources, Inc. (the “Company”) and its wholly owned subsidiary, Imperial Oil and Gas, Inc. (“IOG”) entered into a Note Conversion Agreement (“the “Agreement”) with Coach Capital LLC (“Coach) relating to a Loan Note (“Note”) from Coach to IOG dated January 19, 2010. At December 10, 2010, the debt under the Note was $900,000 in principal and $42,534 in accrued interest, totaling $942,534. On December 10, 2010, under the Agreement, Coach served a valid notice on the Company to fully convert the Note. Accordingly Coach has been issued 1,625,059 shares of the Company’s common stock. The Note and its terms are cancelled. Following the issuance the total number of issued shares of the Company’s common stock was 41,625,059.

On December 31, 2010, Imperial entered into a Securities Purchase Agreement with an accredited investor. This Agreement provides that in the Investor’s sole discretion that, in addition to the first subscription of $500,000, it can subscribe for shares of the Company’s common stock until December 31, 2011, from a minimum subscription amount of $500,000 to a maximum subscription amount of $2,500,000, to be priced at a 15% discount to the Volume Weighted Average closing Price (“VWAP”) for the ten business days prior to the date of each subscription or the price of $0.6784 per share, whichever is greater.  The total subscription price of $500,000 (“First Subscription”) is due to be paid in cash within fourteen days of the Agreement. No commission or other fee is payable. We issued all of the shares to one (1) U.S. person under the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission  under the Securities Act.  Following the issuance of shares under the Agreement, the total number of issued and outstanding shares of the Company’s common stock was 42,362,100

Note 7 - GOING CONCERN

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(UNAUDITED)
Note 8 - SUBSEQUENT EVENTS

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1, under these key terms; The mineral owners’ retention of a 25% royalty interest in the acreage; Imperial’s option, at its sole discretion  to pay the costs associated with the deepening and completion of the well, or alternatively, again at the Company’s discretion, the drilling and completion of a new well. Deepening of the existing Nunnelly #1 wellbore is the Company’s first planned option. However, as previously reported, the Company may decide as works progress that the most cost effective course would be to drill a new well to access the Project’s potential reserves.

On January 25, 2011, the Company announced that its wholly owned subsidiary, Imperial Oil & Gas, Inc. has entered into a Farmout Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement calls for the Company’s subsidiary to pay a spud fee of $60,000 and drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.  The Agreement requires that not later than 270 days, drilling must be commenced on the first well. Drilling on the next well must be commenced not later than 180 days following the release of the drilling rig on the first well, with the drilling of subsequent wells having the same commencement requirements as the previously drilled well. The agreement has been extended for further title examination.

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

On January 19, 2010, our subsidiary borrowed $900,000 from Coach Capital, LLC (“Coach”) pursuant to a promissory note issued in order to purchase a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The outstanding balance under the note and accrued interest were subsequently exchanged for 1,625,059 common shares of the company. As of December 31, 2010, the Company's investment in the project was $898,848.

We will continue to seek out opportunities focusing primarily in the Southwestern United States.

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

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.  We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.  A description of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended March 31, 2010.  As of, and for the three months ended December 31, 2010, there have been no material changes or updates to our critical accounting policies.

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

Comparison of three month periods ended December 31, 2010 and December 31, 2009

For the three month periods ended December 31, 2010 and December 31, 2009, we incurred loss of $355,906 and $5,769, respectively.  The increase in losses was largely attributable to a loss of $276,260 on the difference between the note payable to Coach, plus accrued interest, and the fair value of the shares issued in the exchange. The proceeds from the note payable had been used to purchase mineral interests in Colorado City. In addition, the Company incurred $27,000 in legal fees, $16,758 in travel expenses, and other general and administrative expenses for the three months ended December 31, 2010, related to the acquisition and search for additional projects for the Company.

We earned revenues of $20,423 during the three month period ended on December 31, 2010, compared to no revenue in the same period of 2009. The revenues in 2010 are related to the Company’s 14.9% working interest in the Colorado County Project.  Lease operating expenses totaled $24,973. The project produced 925 barrels of oil and 49,443 mmbtu of gas, on a gross basis during the three month period ended December 31, 2010. Net production to the Company for their 14.9% interest less royalties of 25%, totaled 103 barreles and 5525 mmbtu, respectively.

Comparison of nine month periods ended December 31, 2010 and December 31, 2009

For the nine months ended December 31, 2010, and December 31, 2009, we incurred loss of $371,451 and $18,290, respectively.  The increase in losses was largely attributable to a loss of $276,260 on the difference between the note payable to Coach, plus accrued interest, and the fair value of the shares issued in the exchange. The proceeds from the note payable had been used to purchase mineral interests in Colorado City. In addition, the Company incurred $27,000 in legal fees, $16,758 in travel expenses, and other general and administrative expenses for the nine months ended December 31, 2010, related to the acquisition and search for additional projects for the Company.

In addition, revenues totaling $88,057 were earned during the nine month period ended December 31, 2010, compared to no revenue in the same period of 2009. The revenue in 2010 is related to the Company’s 14.9% working interest in the Colorado County Project.  Lease operating expenses totaled $68,795. The project produced 2,558 barrels of oil and 150,405 mmbtu of gas, on a gross basis during the nine month period ended December 31, 2010. Net production to the Company for their 14.9% interest less royalties of 25%, totaled 286 barrels and 16,808 mmbtu, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had cash totaling $17,935; our working capital was negative totaling $84,171, and our accumulated deficit totaled $495,542, of which included a loss on debt extinguishment of $276,260. During the nine month period ended December 31, 2010, we funded our operations primarily from the oil and gas revenues and debt financing.  In addition, on December 31, 2010 we raised $500,000 in subscription agreements, which were paid in January 2011. We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next twelve months. Other possible changes in our operating plans, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings.

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

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are not adequately designed and were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Our management has identified a deficiency that constitutes a material weakness in our technical accounting expertise necessary for an effective system of internal control and timely financial reporting.  In an effort to mitigate these material weaknesses, our management has hired additional staff with accounting technical expertise. At any time, if it appears that any control can be implemented to continue to mitigate such control deficiencies in a cost effective manner, we will attempt to implement the control.

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, we retained additional accounting technical expertise in  January 2011. Other than this there have been no changes in our internal control over financial reporting during the third quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

From time to time we may be a defendant and plaintiff in various other legal proceedings arising in the normal course of our business. Except as disclosed above, we are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 2,362,100 equity securities during the quarter ended December 31, 2010

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

3.3	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008, Registration No. 333-152160)

10.7	Note Conversion Agreement dated as of December 10, 2010, made by and among Imperial Oil and Gas, Inc.,, and Coach Capital, LLC

10.8	Securities Purchase Agreement dated December 31, 2010, pursuant to a private offering of $500,000 worth of common stock

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(d)/15d-14(d) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: February 18, 2011	By:	/s/ Robert Durbin
Robert Durbin, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 18, 2011	By:	/s/ Josey Sajan
Josey Sajan, Chief Financial Officer, Chief Accounting Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)