Form 10-K/A
period 2010-03-31
Imperial Resources, Inc.
filed 2011-05-17
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K\A
(Amendment No. 1)

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

(512) 332-5740
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

TABLE OF CONTENTS

Parts of this Amendment No. 1 to the Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of the Form 10-K for the years ended March 31, 2010 and 2009 that was filed with the Securities and Exchange Commission on July 9, 2010. All information presented herein is based on the Company's fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company's fiscal years ended in March and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

Imperial Resources, Inc. (the “Company,” “we,” “us,” or “our) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the years ended March 31, 2010 and 2009, which was filed with the Securities and Exchange Commission ("SEC") on July 9, 2010 (the "Original Filing" and together with the Form 10-K/A, the "Form 10-K").

The Company was notified by the SEC on January 11, 2011, that the Public Accounting Oversight Board had revoked the registration of the Company’s former independent registered public accounting firm.  While the Company’s current independent registered public accounting firm issued a report dated June 25, 2010, with regards to the Consolidated Balance Sheets of Imperial Resources, Inc. and subsidiary (Exploration stage company) at March 31, 2010, and the related Consolidated Statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and for period from August 2, 2007 (date of inception) to March 31, 2010., they relied solely on the prior auditors report dated June 23, 2009, and their  opinion insofar as it related to the amounts included in the financial statements of Imperial Resources, Inc. at March 31, 2009, and for the year then ended was based solely on the report of the other auditors.

The Company engaged its current independent auditors to perform the work necessary to express an opinion on both the Consolidated Balance Sheets of Imperial Resources, Inc. and subsidiary (Exploration stage company) at March 31, 2010 and 2009, and the related Consolidated Statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for period from August 2, 2007 (date of inception) to March 31, 2010.

As amended by this Form 10-K/A, the Form 10-K reflects a new report by our current independent auditors. The previous report issued by other auditors was unqualified with an explanatory paragraph due to the Company’s uncertainty regarding its ability to continue as a going concern. The new report issued herein is also unqualified with and an explanatory paragraph due to the Company’s uncertainty regarding its ability to continue as a going concern.

The amounts previously presented in the Consolidated Balance Sheets at March 31, 2010 and 2009, and the related Consolidated Statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2010 and 2009, and for the period from August 2, 2007 (date of inception) to March 31, 2010, did not change from amounts previously presented, with the following exceptions:

-	We adjusted stockholders’ equity to not give retroactive effect to share cancellations. Retroactive effect is only being given for the November 3, 2009 stock dividend.
-
We reclassified exploration costs to impairment loss on mineral claim to follow our related accounting policy whereby we capitalize  mineral claim acquisition costs, and subsequently assess these costs for impairment.

-
Related to the reclassification adjustment described above, we adjusted our cash flows statement to show the impairment loss in the operating activities section, with the acquisition costs being shown in the investing section.

-	We updated Footnote 2 for recent accounting pronouncements.
-	We have updated the footnotes to replace FASB references with the related codification references.

		Page
PART II

ITEM 8.	Financial Statement and Supplementary Data.	3

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	3

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	4

	SIGNATURES	5

This Form 10-K/A includes only items amended. This Form 10-K/A does not attempt to modify or update the disclosures in any other items set forth in the Original Filing. This Form 10-K/A speaks as of March 31, 2010 and 2009, unless otherwise noted. The Original Filing sets forth the annual disclosures that are unaffected by the new audit opinion. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

PART II

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.
See Item 15 a (1).

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a) On January 27, 2011, Imperial Resources, Inc. (“Imperial or the Company”) was notified by the SEC that the Public Accounting Oversight Board (“PCAOB”) had revoked the registration of J. Crane CPA, P.C. (“J. Crane”) on January 19, 2011. J. Crane was the Company’s former independent registered public accounting firm for the year ended March 31, 2009.

On June 17, 2009, J. Crane was dismissed as the Company’s Independent Auditor.

Between August 2, 2007, (the date of engagement) and June 17, 2009 (the date of resignation) there were no disagreements with J. Crane on any matter of accounting principles or practices, financial statement disclosure, or auditing procedure, other than an audit scope modification due to Company’s uncertainty regarding its ability to continue as a going concern for the period from August 7, 2007 to March 31, 2008, and for the year ended March 31, 2009.

The Company furnished J. Crane with a copy of this disclosure at the last known address of 47 Third Street, Suite 301, Cambridge Massachusetts, 02141. Taking into account the detail of the revocation of J. Crane’s registration order dated January 19, 2011 issued by the PCAOB, which states that J. Crane prevented PCAOB inspections and failed to provide inspection materials to the PCAOB during 2009 and 2010, and based on the fact that the Company is unable to contact J. Crane, we do not anticipate receipt of a response from J. Crane.

b) On June 17, 2009, upon the authorization and approval of the board of directors, the Company engaged Madsen & Associates, CPA’s INC., Certified Public Accountant (“Madsen”) as its independent registered public accounting firm.

No consultations occurred between the Company and Madsen during the period from inception August 2, 2007 through June 17, 2009, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement requiring disclosure under Item 304(a)(1)(iv) of Regulation S-K or reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description	Page

(a) (1)	Financial Statements. The following financial statements are included in this report:

	Report of Madsen & Associates CPA’s Inc.	6

	Consolidated Balance Sheet as at March 31, 2010 and 2009	7

	Consolidated Statement of Operations for the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010	8

	Consolidated Statement of Changes in Stockholders’ Deficiency for period from August 2, 2007 (date of inception) to March 31, 2010	9

	Consolidated Statement of Cash Flows for the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010	10

	Notes to Consolidated Financial Statements	11

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

IMPERIAL RESOURCES, INC.
(Registrant)

Dated: May 16, 2011	/s/ Rob Durbin
By: Rob Durbin
Its: President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Rob Durbin	President, Chief Executive Officer and Director	May 16, 2011
Rob Durbin	(Principal Executive Officer)

/s/ Mike Mackey	Chief Financial Officer	May 16, 2011
Mike Mackey	(Principal Financial Officer and Principal Accounting Officer)

/s/Tom Barr	Director	May 16, 2011
Tom Barr

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

Board of Directors
Imperial Resources, Inc. and subsidiary (an Exploration Stage Company)
Carson City, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imperial Resources, Inc. and Subsidiary (an Exploration stage company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the two-year period ended March 31, 2010, and the period from August 2, 2007 (date of inception) to March 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Resources, Inc. and Subsidiary (an Exploration Stage Company) as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2010, and the period from August 2, 2007 (date of inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
May 12, 2011

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS

CURRENT ASSETS

Cash	$-	$57
Accounts receivable	29,724	-

Total Current Assets	29,724	57

OIL AND GAS LEASE (Note 3)	898,712	-

Total Assets	$928,436	$57

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$41,563	$16,568
Advances – related parties	31,340	20,943

Total Current Liabilities	72,903	37,511

NOTE PAYABLE (Note 4)	900,000	-

Total Liabilities	972,903	37,511

STOCKHOLDERS’ DEFICIENCY

Common stock
500,000,000 shares authorized, at $0.001 par value;
40,000,000 shares issued and outstanding	40,000	40,000
Capital in excess of par value	39,625	24,025
Deficit accumulated during the development stage	(124,092)	(101,479)

Total Stockholders’ Deficiency	(44,467)	(37,454)

Total Liabilities and Stockholders’ Deficiency	$928,436	$57

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
 CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	From August 2, 2007 (date of inception) to March 31, 2010

REVENUE
Oil and gas revenue	$29,724	$-	$29,724
Less: Depletion	(1,288)	-	(1,288)
Operating costs	(13,620)	-	(13,620)
Net loss on oil and gas revenue	14,816	-	14,816

ADMINISTRATIVE EXPENSES

Accounting and audit	10,400	18,397	41,318
Consulting	-	12,500	20,000
Edgarizing	788	2,362	3,150
Impairment loss on mineral claim	-	-	11,217
Filing fees	-	50	50
Incorporation costs	625	-	1,479
Legal	-	4,238	8,913
Management fees	12,000	12,000	30,000
Office	748	1,373	1,630
Rent	2,400	2,400	6,000
Telephone	1,200	1,200	3,000
Transfer agent fees	515	1,410	1,924
Travel	-	-	1,474
Total administrative expenses	28,676	55,930	130,155

LOSS FROM OPERATIONS	(13,860)	(55,930)	(115,339)

OTHER EXPENSES
Interest on promissory note	(8,753)	-	(8,753)

NET LOSS	$(22,613)	$(55,930)	$(124,092)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	40,000,000	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
 (Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from August 2, 2007 (date of inception) to March 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance August 2, 2007	-	$-	$-	$-	$

Issuance of common shares on October 31, 2007	198,000,000	198,000	(195,000)	-		3,000

Issuance of common shares on December 31, 2007	49,665,000	49,665	(12,040)	-		37,625

Capital contributions – expenses	-	-	7,800	-		7,800

Net loss for the period from August 7, 2007 to March 31, 2008	-	-	-	(45,549)		(45,549)

Balance as at March 31, 2008	247,665,000	247,665	(199,240)	(45,549)		2,876

Capital contributions – expenses	-	-	15,600	-		15,600

Net loss for the year ended March 31, 2009	-	-	-	(55,930)		(55,930)

Balance as at March 31, 2009	247,665,000	247,665	(183,640)	(101,479)		(37,454)

Capital contributions – expenses	-	-	15,600	-		15,600

Cancellation of common shares – October 22, 2009	(168,300,000)	(168,300)	168,300			-

Stock dividend – 65:1 – November 3, 2009

Cancellation of common shares – January 27, 2010	(29,465,000)	(29,465)	29,465

Net loss for the year ended March 31, 2010	-	-	-	(22,613)		(22,613)

Balance as at March 31, 2010	49,900,000	$49,900	$29,725	$(124,092)		$(44,467)

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the year ended March 31, 2010 and 2009 and for the period from August 2, 2007 (date of inception) to March 31, 2010

	Year ended March 31, 2010	Year ended March 31, 2009	From August 2, 2007 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,613)	$(55,930)	$(124,092)

Adjustments to reconcile net loss to net cash provided by operating activities:

Impairment loss on mineral claim			11,217
Capital contributions – expenses	15,600	15,600	39,000
Depletion expense	1,288	-	1,288
Changes in accounts receivable	(29,724)	-	(29,724)
Changes in accounts payable	24,995	3,664	41,563

Net Cash (Used) in Operating Activities	(10,454)	(36,666)	(60,748)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	-	-	(11,217)
Purchase of oil and gas lease	(900,000)	-	(900,000)
Net Cash (Used) in Investing Activities	(900,000)	-	(911,217)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	10,397	18,260	31,340
Note payable – purchase of oil and gas leases	900,000	-	900,000
Proceeds from issuance of common stock	-	-	40,625

Net Cash Provided by Financing Activities	910,397	18,260	971,965

Net Increase (Decrease) in Cash	(57)	(18,406)	-

Cash at Beginning of Period	57	18,463	-

CASH AT END OF PERIOD	$-	$57	$-

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

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

Impairment of Long-Lived Assets

The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 932-360-35-8 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

 Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

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

Environmental Requirements

At the report date, environmental requirements related to the oil and gas leases acquired are unknown and therefore any estimate of any future cost cannot be made.

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

In January 2010, the FASB issued ASC Topic No. 932 to amend existing oil and gas reserve accounting and disclosure guidance (formerly FASB Staff Position No. 69), Extractive Activities-Oil and Gas, to align its requirements with the SEC’s Modernization of Oil and Gas Reporting rule. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2010. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments. Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2010 and 2009, respectively. The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer. The opportunity to prove reasonable certainty for spacing areas located more than one direct development spacing area from economic producer did not impact the Company’s proved developed or undeveloped reserves. The adoption of the Topic did not have a material impact on our consolidated financial statement disclosures.

IMPERIAL RESOURCES, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statement disclosures.

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

Officers-directors and their families own no shares in the Company, have made no interest, demand advances to the Company of $31,340, and have made contributions to capital of $39,000 in the form of expenses paid for the Company.

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

On October 31, 2007, Company completed a private placement consisting of 198,000,000 post dividend common shares sold to directors and officers for a total consideration of $3,000.  On December 31, 2007, the Company completed a private placement of 49,665,000 post dividend common shares a total consideration of $37,625.  On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued sixty-five shares of its common stock for each share of common stock held by such investors (all share references in these consolidated financial statements have been retroactively adjusted for this stock dividend). On October 22, 2009, 168,300,000 post dividend common shares were returned to Treasury and cancelled, and on January 27, 2010, a further 29,465,000 post dividend common shares were returned to Treasury and cancelled, leaving an outstanding balance at March 31, 2010 of 49,900,000 common shares.

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