Form 10-Q
period 2011-06-30
Imperial Resources, Inc.
filed 2011-08-19
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required o submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2011: 42,362,100 common shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOTE:  These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2011 (unaudited) and March 31, 2011, the Unaudited Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	Year Ended March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$303,768	$364,891
Accounts receivable	27,482	28,503
Total Current Assets	331,250	393,394

Investment in oil and gas properties, net	436,113	322,126

Property and equipment-Salt Water Disposal Facility, net	497,619	-

Total Assets	$1,264,982	$715,520

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$69,722	$82,697
Current portion of notes payable	90,410	-
Total Current Liabilities	160,132	82,697

Notes Payable, net of discount of $78,738	473,573	-

Total Liabilities	633,705	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,362,100 shares issued and outstanding at June 30, 2011and March 31, 2011	42,362	42,362
Additional paid-in capital	1,845,676	1,763,858
Accumulated deficit	(1,256,761)	(1,173,397)
Total Stockholders’ Equity	631,277	632,823

Total Liabilities and Stockholders’ Equity	$1,264,982	$715,520

The accompanying notes are an integral part of these consolidated financial statement.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For three months ended June 30, 2011 and 2010
(Unaudited)

	Three Months	Three Months
	ended	ended
	June 30 ,2011	June 30, 2010

REVENUES
Oil and gas revenue	$27,482	$21,189
Operating Expenses:
Lease operating costs	4,631	4,670
Repairs and Maintenance	11,079	-
Depreciation	2,381	-
Depletion	6,100	1,288
Professional Fees	52,193	3,725
Other Administrative Expenses	29,123	4,053
Total Operating Expenses	105,507	13,736

(LOSS) INCOME FROM OPERATIONS	(78,025)	7,453

Other Income and (Expenses):
Interest on promissory note	(5,330)	(11,250)

NET LOSS	$(83,355)	$(3,797)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,362,100	40,000,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For three months ended June 30, 2011 and 2010
(Unaudited)
	Three Months	Three Months
	ended	ended
	June 30 ,2011	June 30, 2010

Cash flows from operating activities:
Net Loss	$(83,355)	$(3,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-	3,900
Amortization of discount	3,081
Depletion and depreciation expense	8,481	1,288
Changes in accounts receivable	1,021	(21,189)
Changes in accounts payable	(12,983)	15,358
Net cash used in operating activities	(83,755)	(4,440)

Cash flows used in investing activities:
Investments in oil and gas properties	(120,088)	(900,000)
Purchase of saltwater disposal facility	(50,000)	-
Net cash used in investing activities	(170,088)	(900,000)

Cash flows from financing activities:
Loans from related parties	-	4,440
Notes payable	200,000	900,000
Repayments of notes payable	(7,280)	-
Net cash provided from financing activities	192,720	904,440

Net decrease in cash and cash equivalents	(61,123)	-
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$303,768	$-

Supplemental Information
Cash paid for interest	$2,250	$-
Purchase of saltwater disposal facility through issuance of note payable	$450,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.	ORGANIZATION AND BASIS OF PRESENTATION

Imperial Resources, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring a mineral property and later abandoned it.  The Company has decided to focus its core activities on development and exploration of oil and gas assets in the United States through its wholly-owned subsidiary Imperial Oil & Gas Inc. (“Imperial Oil” or “IOG”) which was formed under the laws of the State of Delaware on January 8, 2010. Big Dig Operating, Inc., (“Big Dig”) was formed June 13, 2011 for the purpose of operating a salt water disposal facility, and is a wholly owned subsidiary of Imperial Oil & Gas, Inc.  In addition, Green Tide Water Disposal, Ltd. (“Green Tide”) was formed on June 15, 2011, as a limited partnership with Imperial owning a 99% limited partnership interest, and Big Dig owning a 1% general partnership interest.

Green Tide has obtained a promissory note to fund the operations of the salt water disposal facility.

The Company is engaged in the exploration and development of oil and natural gas properties. The Company acquires the oil and gas interests in various manners, from purchasing them or via a farm-in whereby we earn our interests by developing the acreage of another. The Company acquires fee simple determinable interests in the oil and gas properties in either acquisition scenario. In addition, the Company has purchased a saltwater disposal facility.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(a)	Basis of Consolidation
The accompanying financial statements present the consolidated accounts of the Company and its subsidiaries. All intercompany account balances and transactions have been eliminated.

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

(d)	Investments in Oil and Gas Properties and Property and Equipment-Saltwater Disposal Facility

Investment in Oil and natural gas properties:
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

These costs are amortized using hte unit of production method.  Dry hole and related leasehold costs are expensed.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property and Equipment-Salt Water Disposal Facility:

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
Net loss per share is presented in accordance FASB ASC Topic No. 260 Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. There are no potentially dilutive common stock equivalents such as stock options or warrants outstanding, and as such basic and diluted net loss per share is the same.

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
The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying amounts and fair values for Convertible debt is presented in the following Notes.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(i)	Fair value of financial instruments - continued

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(m)	Recent Accounting Pronouncements – continued

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

●	Clarifying that an entity’s equity method investments must be considered in determining whether it has significant oil- and gas producing activities.

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL PROPERTY AND EQUIPMENT

Investments in oil and gas properties-

The Company has $463,113 in investments in oil and gas properties as of June 30, 2011, as follows:
	Beginning Balance	Additions	Balance as of June 30, 2011
Producing Well	$313,266	$-	$313,266
Accumulated depletion on producing well	(70,900)	(6,100)	(77,000)
Net producing well	242,366	(6,100)	236,266
Exploratory Wells	79,760	120,088	199,847
Total oil and gas	$322,126	$113,988	$436,113

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL PROPERTY AND EQUIPMENT – continued

Greater Garwood Project and Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).   The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of June 30, 2011, the investment totaled $236,266.

Oklahoma Project

On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provides for a 50% working interest in horizontal oil and gas drilling projects.  As of March 31, 2011, there were no costs incurred. As of June 30, 2011, the Company has incurred $92,685 in acreage costs.

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. Deepening of the existing Nunnelly #1 wellbore is the Company’s first planned option. As of June 30, 2011, $47,162 is capitalized relating to surface preparation work at the site.

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

As of June 30, 2011, the Company has invested $60,000 related to the spud fee. The Company’s capital expenses for the first well are estimated to be $635,000.

Property and Equipment-Salt Water Disposal Facility

On April 27, 2011 Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 41 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note (the “Note”) totaling $450,000. The Note is secured over the SWDF assets. There are approximately 6,000 wells within 20 miles of the Facility. The Company plans to deepen the well to a depth currently approved by the Texas Railroad Commission, conduct initial marketing operations and to reopen the Facility to dispose of up to 15,000 barrels of salt water a day.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL PROPERTY AND EQUIPMENT – continued

June 30, 2011
Purchase of salt water facility	$500,000
Depreciation expense and accumulated depreciation	(2,381)
Total property and equipment related to salt water facility	$497,619

4.	NOTE PAYABLE

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

On the date of the note the related beneficial conversion feature (“discount on note”) totaled $81,818, and is included in additional paid in capital as of June 30, 2011. The discount is being amortized using the effective interest method over the life of the note. Total interest related to the note consisted of $2,250 monthly payment, plus amortization of $3,080 totaling $5,330 for the three months ended June 30, 2011. The balance at June 30, 2011 for the note was $442,722 less the unamortized discount of $78,738 totaling $363,984.

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a wholly owned subsidiary of the Imperial Oil (“Green Tide”), and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of June 30, 2011, $200,000 in partial proceeds had been received.

The notes payable are summarized as follows as of June 30, 2011.
Amount
Convertible note payable	$363,983
Other borrowings	200,000
563,983
Less Current Portion:	(90,410)
Notes payable	$473,573

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

5.	GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans and equity funding, which will enable the Company to operate for the coming year.

6.	INCOME TAXES

At June 30, 2011, the Company has accumulated operating losses totaling approximately $1,256,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of June 30, 2011.
7.	COMMITMENTS AND CONTINGENCIES

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

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Imperial’s CEO owns an interest in and controls Sydney. At June 30, 2011, no royalties have been paid.

10.	SUBSEQUENT EVENTS

On July 8, 2011 Imperial Resources, Inc., pursuant to the Securities Purchase Agreement with an accredited investor dated December 31, 2010, entered into a second Securities Purchase Agreement with the accredited investor, by subscribing $150,000 for 532,461 shares of common stock at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.2817 per share, as mutually agreed between the Company and the accredited investor. Following the issuance the total number of issued shares of the Company’s common stock will be 42,894,561.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our limited operating history; including security and conversion arrangements over Notes payable;

●	risks related to our financing and development activities;

●	risks related to the historical losses and expected losses in the future;

●	risks related to our dependence on our executive officers;

●	risks related to fluctuations in oil and natural gas prices, and the price for salt water disposal;

●	risks related to exploratory activities, drilling for and producing oil and natural gas, and the drilling of salt water disposal wells;

●	risks related to the operation of salt water disposal facilities;

●	risks related to liability claims from oil and gas, and salt water disposal operations;

●	risks related to accessing the oil and natural gas, and salt water disposal markets;

●	risks related to the statutory regulation of the drilling for and producing of oil and natural gas, and the disposal of salt water;

●	risks related to legal and reporting compliance costs and the ongoing accreditation of our auditors by the PCAOB;

●	risks related to the unavailability of drilling equipment and supplies;

●	risks related to competition in the oil and natural gas industry, including the disposal of salt water;

●	risks related to period to period comparison of our financial results;

●	risks related to our securities and the general public markets;

●	risks related to our ability to raise capital or enter into joint venture or working interest arrangements on acceptable terms.

We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The Project included one producing well known as the Cochran #1 Well. The well produced and sold approximately 5 Mmcfe, net during the three months ended June 30, 2011, and 4.63 Mmcfe net to Imperial for the three months ended June 30, 2010.   All revenues for the years ended June 30, 2011 and 2010 are from the Cochran Well. The investments as of June 30,2011 totaled $236,266.

Exploratory Wells

Oklahoma Project

In July of 2010, Imperial Oil entered into a participation agreement in an area of mutual interest (AMI) agreement and joint operating agreement to acquire a 50% working interest in leases on up to 5,000 acres in Oklahoma, including a 50% working interest in horizontal oil and gas drilling projects. As of March 31, 2011, there were no costs incurred. Subsequent to year-end March 31, 2011, the Company has participated in $92,685 of acreage costs and associated expenses.  Total estimated acreage costs related to the project are $398,750. All leases are required to provide a gross net royalty interest of 79.25% or greater. At the Company’s option they may elect to participate in drilling and completion costs.

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. Deepening of the existing Nunnelly #1 wellbore is the Company’s first planned option. As of June 30, 2011, $47,162 was capitalized, relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement calls for drilling between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.  As of June 30, 2011, the Company has invested $60,000 related to the spud fee. The Company’s capital expense for the first well is expected to be around $635,000.

Salt Water Disposal Facility

On April 27, 2011, Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 41 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note (the “Note”) totaling $450,000. The Note is secured over the SWDF assets. In addition, the Company has received $200,000 in partial proceeds from another note totaling $1,200,000 for operating expenses and repairs of the well facility. As of June 30, 2011, $497,619 was capitalized related to acquisition of the facility.

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

The Company plans to deepen the well to a depth currently approved by the Texas Railroad Commission, conduct initial marketing operations and to reopen the Facility to dispose of up to 15,000 barrels of salt water a day. Disposal rates in the area range from approximately $0.40 to $0.60 per barrel of water, even at less attractive, generally more distant facilities. In addition to disposal revenues the Company expects to benefit from materially additional revenues generated by the Facility from the recovery and re-sale of oil contained in frac water. Facility operating costs are expected at around $30,000 per month, resulting in an estimated operating break-even point of approximately 2,225 barrels of water per day, even assuming low end $0.45 per barrel disposal rates and excluding any recovered oil revenues.

Comparison of Fiscal three months ended June 30, 2011 and 2010:

	Three Months	Three months	Increase (decrease)
Oil and gas revenue	$27,482	$21,189	$6,293
Operating Expenses:
Lease operating costs	4,631	4,670	(39)
Hydro repairs and operations	11,079	-	11,079
Depreciation	2,381	-	2,381
Depletion	6,100	1,288	4,812
Accounting and audit	43,199	3,725	39,474
Director’s fees	18,000	-	18,000
Professional Fees	8,994	-	8,994
Travel and Entertainment	3,657	-	3,657
Other Administrative Expenses	7,467	4,053	3,414
Total Operating Expenses	105,507	13,736	91,771

Interest on promissory note	(5,330)	(11,250)	(5,919)

NET LOSS	$(83,355)	$(3,797)	$79,558

The Cochran #1 well produced and sold approximately 5 Mmcfe, net during the three months ended June 30, 2011, and 4.63 Mmcfe net to Imperial for the three months ended June 30, 2010. All revenues and lease operating expenses are from the Cochran Well.

Depreciation expense totaling $2,381 was incurred for the salt water disposal facility for the three months ended June 30, 2011 compared to none in 2010. In addition, $11,079 was incurred for repairs and maintenance on the facility in 2011.

Accounting fees, professional fees and directors fees all increased from 2010 primarily as a result of increased investments in oil and gas and related properties. In addition, the Company was in the Development Stage for the three months ended June 30, 2010.

Interest expense declined as a result of converting a prior year promissory note into common shares, and additional notes acquired for the three months ended June 30, 2011.

Liquidity and Capital Resources

We reported total current assets of $331,250 as of June 30, 2011, consisting of $303,768 in cash and $27,482 of accounts receivable. Current liabilities of $160,132 related to vendor payables and current portion of long term notes. Stockholders’ equity is $631,277 at June 30, 2011.

For the three months ended June 30, 2011and 2010, we used $83,755 and $4,400, respectively, in cash for operating activities. For the same periods we used $170,088 and $900,000, respectively in cash for oil and gas and salt water disposal property in 2011.. We received $200,000 in proceeds from a promissory note for the three months ended June 30, 2011, compared to $900,000 received in 2010.  The $900,000 note was subsequently converted to common stock in December 2010.

On June 17, 2011, the Green Tide Water Disposal, Ltd., a wholly owned subsidiary of the Imperial Oil (“Green Tide”), signed a Convertible Promissory Note in the amount of $1,200,000.00 payable to Quarry Bay Capital, LLC for Green Tide to rework and operate the SWDF.  As of June 30, 2011, the company had received $200,000 in proceeds on the note. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity.

On July 8, 2011 Imperial Resources, Inc., pursuant to the Securities Purchase Agreement with an accredited investor dated December 31, 2010, entered into a second Securities Purchase Agreement with this accredited investor, it subscribing $150,000 for 532,461 shares of common stock at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.2817 per share, as mutually agreed between the Company and the accredited investor.

During the three months ended June 30, 2011, we have incurred expenses related to the acquisition of additional leases and acreage for development. We funded our operations from equity and debt financing and from our oil and gas revenues. We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next twelve months. This and other exploration activities, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing stockholders.

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

Fair value of financial instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying amounts and fair values for Convertible debt is presented in the following Notes.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting
During the first quarter of 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the first quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1(1)	Certificate of Incorporation
3.2(1)	Articles of Incorporation
3.3(1)	By-laws
3.4(8)	Certificate of filing of Green Tide Water Disposal Ltd., dated June 15, 2011

10.1(7)	Cochran #1 Well and Greater Garwood Prospect Reservoir Evaluation, dated December 22, 2009.
10.2(2)	Carry Agreement, dated October 27, 2009, between Baytor Energy LLC and Coach Capital, LLC
10.3(3)	Net Profits Agreement, dated January 19, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.4(4)	Supply of Services Agreement, dated April 1, 2010, between Sydney Oil & Gass, LLC, Robert R. Durbin and Imperial Oil and Gas, Inc.
10.5(4)	Consulting Services Agreement, dated April 1, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.6(8)	Nunnelly Farmout Agreement
10.7(6)	Note Conversion Agreement dated as of December 10, 2010, made by and among Imperial Oil and Gas, Inc.,, and Coach Capital, LLC
10.8(6)	Securities Purchase Agreement dated December 31, 2010, pursuant to a private offering of $500,000 worth of common stock
10.9(8)	Stateline Letter of Agreement dated January 20, 2011
10.10(8)	Convertible Promissory Note from Quarry Bay Capital, LLC, dated June 17, 2011
10.11(5)	Husky Letter Agreement dated July 10, 2011

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008.
(2)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on January 22, 2010.
(3)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on February 1, 2010.
(4)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on April 6, 2010.
(5)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on July 16, 2010.
(6)	Incorporated by reference to exhibits previously filed on our Quarterly Report on Form 10Q filed on February 18, 2011.
(7)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 9, 2010
(8)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 14, 2011

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: August 18, 2011	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 18, 2011	By:	/s/ Mike Mackey
Mike Mackey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)