Form 10-Q
period 2011-09-30
Imperial Resources, Inc.
filed 2011-11-21
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 21, 2011: 42,894,561 common shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOTE:  These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2011 (unaudited) and March 31, 2011, the Unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010.

  IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Six Months Ended September 30, 2011	Year Ended March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$183,114	$364,891
Accounts receivable	23,528	28,503
Total Current Assets	206,642	393,394

Investment in oil and gas properties, net	548,555	322,126

Property and equipment-Salt Water Disposal Facility, net	1,668,037	-

Total Assets	$2,423,234	$715,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$411,959	$82,697
Current portion of notes payable	92,633	-
Total Current Liabilities	504,592	82,697

Notes Payable, net of discount of $69,757	1,458,274	-

Total Liabilities	1,962,866	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,894,561 and 42,362,100 shares issued and outstanding at September 30, 2011and March 31, 2011, respectively	42,894	42,362
Additional paid-in capital	1,995,144	1,763,858
Accumulated deficit	(1,577,670)	(1,173,397)
Total Stockholders’ Equity	460,368	632,823

Total Liabilities and Stockholders’ Equity	$2,423,234	$715,520

The accompanying notes are an integral part of these consolidated financial statement.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2011 and 2010
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES
Oil and gas revenue	$20,449	$46,445	$47,931	$67,634

Operating Expenses:
Lease operating costs	4,485	39,153	7,516	43,823
Depreciation	37,976	-	40,357	-
Depletion	5,136	1,288	11,235	2,576
Professional Fees	50,671	1,775	97,648	5,500
Directors fees	27,000	-	45,000	-
Other Administrative Expenses	7,325	4,672	36,321	8,725
Total Operating Expenses	132,593	46,888	238,077	60,624

(LOSS) INCOME FROM OPERATIONS	(112,144)	(443)	(190,146)	7,010

Other Income and (Expenses):
Interest on promissory notes	(44,507)	(11,250)	(56,561)	(22,500)
Net Loss Before Extraordinary Items	(156,651)	(11,693)	(246,707)	(15,490)

Extraordinary loss due to fire	(157,562)	-	(157,562)	-

NET LOSS	$(314,213)	$(11,693)	$(404,269)	$(15,490)

Net (loss) income before extraordinary items per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Extraordinary loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,854,048	40,000,000	42,609,418	40,000,000

he accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended September 30, 2011 and 2010
(Unaudited)
	Six Months	Six Months
	ended	ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net Loss	$(404,269)	$(15,490)
Add back extraordinary loss	157,562	-
Net loss before extraordinary loss	(246,707)	(15,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-	7,800
Amortization of discount	12,061	-
Depletion and depreciation expense	51,592	2,576
Changes in accounts receivable	4,975	(67,634)
Changes in accounts payable and accrued expenses	329,262	61,961
Net cash provided by (used in) operating activities	151,183	(10,787)

Cash flows used in investing activities:
Investments in oil and gas properties	(237,664)	(900,000)
Purchase of fixed assets-salt water disposal well	(1,365,956)	-
Purchase of saltwater disposal facility	(50,000)	-
Net cash used in investing activities	(1,653,620)	(900,000)

Cash flows from financing activities:
Loans from related parties	-	10,787
Proceeds from sale of common stock	150,000	-
Notes payable	1,200,000	900,000
Repayments of notes payable	(29,340)	-
Net cash provided from financing activities	1,320,660	910,787

Net decrease in cash and cash equivalents	(181,777)	-
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$183,114	$-

Supplemental Information
Cash paid for interest	$6,530	$-
Purchase of salt water disposal facility through issuance of note payable	$450,000	-

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1.	ORGANIZATION AND BASIS OF PRESENTATION

Imperial Resources, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on August 2, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and exploring a mineral property and later abandoned it.  The Company has decided to focus its core activities on development and exploration of oil and gas assets in the United States through its wholly-owned subsidiary Imperial Oil & Gas Inc. (“Imperial Oil” or “IOG”) which was formed under the laws of the State of Delaware on January 8, 2010. Big Dig Operating, Inc., (“Big Dig”) was formed June 13, 2011 for the purpose of operating a salt water disposal facility, and is a wholly owned subsidiary of Imperial Oil & Gas, Inc.  In addition, Green Tide Water Disposal, Ltd. (“Green Tide”) was formed on June 15, 2011, as a limited partnership with Imperial owning a 99% limited partnership interest, and Big Dig owning a 1% general partnership interest. Green Tide has obtained a promissory note, the funds from which shall be applied solely for the purpose of bringing the salt water disposal facility back in to commercial operations, servicing associated liabilities existing at time and marketing services of the facility.

The Company is engaged in the exploration and development of oil and natural gas properties. The Company acquires the oil and gas interests in various manners, by purchasing them or via a farm-in whereby we earn our interests by developing the acreage of another. The Company acquires fee simple determinable interests in the oil and gas properties in either acquisition scenario. In addition, the Company has purchased a salt water disposal facility.

 In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of March 31, 2011 was derived from audited financial statements.  The results of operations for the three and six months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending March 31, 2012.

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
The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out in New Mexico, Oklahoma and Texas.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

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

Property and Equipment-Salt Water Disposal Facility:

Property plant and equipment is recorded at its original cost of construction or fair value of assets purchased. Expenditures that extend the useful life or increase the expected output of property, plant and equipment, as well as major improvements are capitalized. Repair and maintenance costs are expensed as incurred.

Depreciation is computed using the following estimated useful lives:

Disposal wells	10 years
Machinery and equipment	7 years

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
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
The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying amounts and fair values for Convertible debt are presented in the following Notes.

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

(m) Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL FACILITY

Investments in oil and gas properties-

The Company has $548,555 in investments in oil and gas properties as of September 30, 2011, as follows:

	Balance as of March 31, 2011	Additions	Balance as of September 30, 2011
Producing Well	$313,266	$-	$313,266
Accumulated depletion on producing well	(70,900)	(11,235)	(82,135)
Net producing well	242,366	(11,235)	231,131
Exploratory Wells	79,760	237,664	317,424
Total oil and gas	$322,126	$226,429	$548,555

Greater Garwood Project and Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).   The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of September 30, 2011, the investment totaled $231,131.

Oklahoma Project

On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provides for a 50% working interest in horizontal oil and gas drilling projects.  As of March 31, 2011, there were no costs incurred. As of September 30, 2011, the Company has incurred $210,261 in acreage costs.

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of September 30, 2011, $47,162 is capitalized relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company’s subsidiary to pay a spud fee of $60,000, and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.

The Company is developing a plan to exploit additional reserves by using a three well horizontal drilling plan as opposed to the originally intended 4 vertical wells. As of September 30, 2011, the Company has invested $60,000 related to the farmout agreement fee. The Company’s capital expenses for the first well are estimated to be approximately $3,000,000.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL FACILITY

Investments in oil and gas properties-

Salt Water Disposal Facility

On April 27, 2011, Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 42 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note totaling $450,000. The note is secured over the SWDF assets.

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of September 30, 2011, $1,200,000 in proceeds had been received.

The Company planned to deepen the well to a depth currently approved by the Texas Railroad Commission, conduct initial marketing operations and to reopen the Facility to dispose of up to 15,000 barrels of salt water a day. As of September 30, 2011, the Company incurred $1,365,956 in capitalized costs related to the deepening of the well.  The well was deepened and completed and the SWDF was about to open when the facility was struck by lightning on November 8, 2011.  A significant portion of the surface equipment- was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of September 30, 2011, totaling $157,562.

September 30, 2011
Purchase of salt water facility	$500,000
Additions to well	1,365,956
Loss of equipment due to fire	(157,562)
Depreciation expense and accumulated depreciation	(40,357)
Total property and equipment related to salt water facility	$1,668,037

4.	NOTE PAYABLE

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

The note is repayable monthly at $9,529.59 for fifty four months at a 6% fixed interest rate, commencing on September 1, 2011.  The outstanding principal balance plus any accrued interest under the Note is convertible into common shares six months after execution of the agreement upon the option of the Holder.  The Note is convertible into the number of shares equal to the balance of the principal and interest being converted divided by a 15% discount to the daily volume weighted average price  per share for the ten business days prior to the date of the conversion notice.

On the date of the note the related beneficial conversion feature (“discount on note”) totaled $81,818, and is included in additional paid in capital as of September 30, 2011. The discount is being amortized using the effective interest method over the life of the note. Interest related to the note consisted of $8,781 monthly payment, plus amortization of $12,061, totaling $20,842 for the six months ended September 30, 2011. The balance at September 30, 2011 for the note was $420,664 less the unamortized discount of $69,757 totaling $350,907.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

4.	NOTE PAYABLE- cont'd

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99%  and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of September 30, 2011, $1,200,000 in proceeds had been received. Interest expense of $35,720 was accrued on the note and is included in total interest expense of $56,561 in the Statement of Operations for the six months ended September 30, 2011.

The notes payable are summarized as follows as of September 30, 2011.
Amount
Convertible note payable, net of discount of $69,757	$350,907
Other borrowings	1,200,000
1,550,907
Less Current Portion:	(92,633)
Notes payable	$1,458,274

5.	STOCKHOLDERS’ EQUITY

On July 8, 2011 Imperial Resources, Inc., pursuant to the Securities Purchase Agreement with an accredited investor dated December 31, 2010, entered into a second Securities Purchase Agreement with the accredited investor, by subscribing $150,000 for 532,461 shares of common stock at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.2817 per share, as mutually agreed between the Company and the accredited investor. Following the issuance the total number of issued shares of the Company’s common stock was 42,894,561.

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

7.	INCOME TAXES

At September 30, 2011, the Company has accumulated operating losses totaling approximately $1,578,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of September 30, 2011.

8.	COMMITMENTS AND CONTINGENCIES

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

8.	COMMITMENTS AND CONTINGENCIES – Cont’d

Stateline

project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company’s subsidiary to pay a fee of $60,000 for the farmout agreement and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled. As of September 30, 2011, the Company has invested $60,000 related to the spud fee. The Company’s capital expenses for the first well are estimated to be $3,000,000.

9.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Imperial’s CEO owns an interest in and controls Sydney. At September 30, 2011, no royalties have been paid.

Director’s fees totaling $27,000 were incurred for the six months ended September 30, 2011, of which $9,000 is included in accounts payable and other accrued liabilities as of September 30, 2011.

10.	SUBSEQUENT EVENTS

On November 8, 2011 the Salt Water Disposal Facility (“SWDF”) owned by the Company’s Green Tide Water Disposal, Ltd. subsidiary located in Wise County, Texas, was struck by lightning. There were no causalities, injuries or environmental damages, however, the surface plant consisting of tanks and pumps were largely destroyed by an explosion caused by a lightning strike and ensuing fire. No damage is believed to have been caused to the newly deepened and completed well bore, wellhead, land and roadway infrastructure which form the majority portion of the SWDF assets, along with the value of the disposal permit. The replacement value of the surface equipment destroyed is estimated to be approximately $530,000. The equipment destroyed was not insured.

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The Project included one producing well known as the Cochran #1 Well. The well-produced and sold approximately 5 Mmcfe, net during the three months ended September 30, 2011, and 9.38 Mmcfe net to Imperial for the three months ended September 30, 2010.   Remaining natural gas reserves are estimated to be 189.71 mmcfe as of September 30, 2011. All revenues for the three and six months ended September 30, 2011 and 2010 are from the Cochran Well. The investment as of September 30, 2011 totaled $231,131.

Exploratory Wells

Oklahoma Project

In July of 2010, Imperial Oil entered into a participation agreement in an area of mutual interest (AMI) agreement and joint operating agreement to acquire a 50% working interest in leases on up to 5,000 acres in Oklahoma, including a 50% working interest in 15 planned horizontal oil and gas drilling projects. As of September 30, 2011 the Company incurred $210,261 related to acquisition of acreage. All leases are required to provide a gross net royalty interest of 79.25% or greater. At the Company’s option they may elect to participate in drilling and completion costs.  An independent evaluation has been prepared indicating net proven undeveloped reserves (P90) of 436,450 barrels of oil and gas of 7,179,200 mcf as of September 30, 2011.

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. As of September 30, 2011, $47,162 was capitalized, relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico, targeting the San Andres Formation. The Agreement calls for drilling between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.  As of September 30, 2011, the Company has invested $60,000 related to the farmout agreement fee. The Company’s capital expense for the first well is expected to be around $3,000,000 as the company is in discussions with the farmor to drill three horizontal wells rather than 4 vertical wells on the property.

The Sawyer Field was discovered in 1947 with the establishment of oil and natural gas production from the dolomites of the San Andres Formation. Well spacing is currently 40 acres, allowing selective infill drilling on a smaller spacing basis. Similar fields in New Mexico and Texas are currently being infill drilled on 20 and 10 acre spacing, which would present additional upside to Stateline. Planned infill wells are relatively shallow at < 5,000 feet and are expected to produce oil and gas. The Company is developing a plan to exploit additional reserves by using a three well horizontal drilling plan as opposed to the originally intended 4 vertical. An independent evaluation has been carried out indicating primary proven undeveloped reserves (P90) of 360,000 barrels and secondary reserves of 582,700 barrels showing combined reserves of 942,700 barrels.

Salt Water Disposal Facility

On April 27, 2011 Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 42 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note totaling $450,000. The Note is secured over the SWDF assets. In addition, the Company has obtained $1,200,000 in proceeds from a convertible promissory note related to costs to complete the well. The Company plans to deepen the well to a depth currently approved by the Texas Railroad Commission, conduct initial marketing operations and to reopen the Facility to dispose of up to 15,000 barrels of salt water a day. As of September 30, 2011, the Company incurred $1,365,956 in capitalized costs related to the deepening of the well.  The well was near completion when the SWDF was struck by lightning on November 8, 2011.  A significant portion of surface equipment was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of September 30, 2011 totaling $157,562. Following are amounts incurred related to the project.

September 30, 2011
Purchase of salt water facility	$500,000
Cost to complete and deepen well	1,365,956
Loss of equipment due to fire	(157,562)
Depreciation expense and accumulated depreciation	(40,357)
Total property and equipment related to salt water facility	$1,668,037

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

The deepening of the well has successfully found one of the major lost circulation zones containing high porosity strands targeted in the Ellenburger formation, ideal for the planned disposal volumes of water, and the well is now at the final total depth. The Ellenburger is the favoured formation for disposal purposes in this part of Texas as it is separated by thousands of feet of rock from any fresh water bearing formations.  The Ellenburger is a thick formation more than 2,000 feet thick in the subject location capable of sustaining constant input of huge amounts of disposal water without contamination risk to other oil and gas producing formations or ground water. The Company has a perpetual license to dispose of 15,000 barrels of contaminated water per day with a strong possibility to increase its permit to 30,000 per day after a satisfactory period of operations.

Comparison of Fiscal six months ended September 30, 2011 and 2010, respectively:

	Six Months ended	Six Months ended	Amount of
	September 30, 2011	September 30, 2010	Increase (decrease)
REVENUES
Oil and gas revenue	$47,931	$67,634	$(19703)

Operating Expenses:
Lease operating costs	7,516	43,823	(36,307)
Depreciation	40,357	-	40,357
Depletion	11,235	2,576	8,659
Professional Fees	7,861	-	7,861
Accounting and auditing	89,787	5,500	84,287
Directors fees	45,000	-	45,000
Other Administrative Expenses	36,321	8,725	27,596
Total Operating Expenses	238,077	60,624	177,453

(LOSS) INCOME FROM OPERATIONS	(190,146)	7,010	(197,156)

Other Income and (Expenses):
Interest on promissory note	(56,561)	(22,500)	34,061

Net Loss Before Extraordinary Items	(246,707)	(15,490)	231,217

Extraordinary Items	(157,562)	-	157,562

NET LOSS	$(404,269)	$(15,490)	$388,779

The Cochran #1 well produced and sold approximately 5 Mmcfe, net during the three months ended September 30, 2011, and 9.38 Mmcfe net to Imperial for the three months ended September 30, 2010. All revenues and lease operating expenses are from the Cochran Well. In addition, the Company was in the Development Stage for the three and six months ended September 30, 2010.

Depreciation expense totaling $40,357 was incurred for the salt water disposal facility for the three months ended September 30, 2011 compared to none in 2010

Accounting fees, professional fees, director’s fees and other general and administrative expenses all increased from 2010 primarily as a result of increased investments and operations in oil and gas and related properties.

Interest expense increased as a result of increased borrowings related to the salt water disposal facility for the three months ended September 30, 2011.

The well was near completion when the facility was struck by lightning on November 8, 2011. A significant portion of the surface equipment was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of September 30, 2011 totaling $157,562. Costs to replace the equipment are estimated to be approximately $530,000.

Liquidity and Capital Resources

We reported total current assets of $206,642 as of September 30, 2011, consisting of $183,114 in cash and $23,528 of accounts receivable. Current liabilities of $504,592 related to vendor payables and current portion of long term notes. Stockholders’ equity is $460,368 at September 30, 2011.

For the six months ended September 30, 2011, cash provided by operating activities was $151,183, compared to cash used in operations of $10,787 for the six months ended September 30, 2010. The Company was in the Development Stage as of September 30, 2010. For the same periods we used $1,653,620 and $900,000, respectively in cash for oil and gas and the salt water disposal property in 2011. We received $1,200,000 in proceeds from a promissory note for the six months ended September 30, 2011, compared to $900,000 received in 2010.  The $900,000 note was subsequently converted to common stock in December 2010.

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

Over the last 12 months the Company has raised capital and debt of approximately $3,000,000 in difficult capital markets.

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

Fair value of financial instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying amounts and fair values for Convertible debt are presented in the following Notes.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the second quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

The description of the risk factors associated with the Company is incorporated into this Item 1A by reference to the description of risk factors set forth under the heading “Risk Factors” in Item 1A of Part I of our annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

IMPERIAL RESOURCES, INC.

Date: November 21, 2011	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 21, 2011	By:	/s/ Mike Mackey
Mike Mackey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)