Form 10-Q
period 2011-12-31
Imperial Resources, Inc.
filed 2012-02-21
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 17, 2012: 42,894,561 common shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOTE:  These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at December 31, 2011 (unaudited) and March 31, 2011, the Unaudited Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010.

  IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,953	$364,891
Accounts receivable	6,292	28,503
Total Current Assets	50,245	393,394

Investment in oil and gas properties, net	332,885	322,126
Property and equipment-Salt Water Disposal Facility, net	1,730,558	-
Oil and gas properties held for sale	210,770	-
Total Assets	$2,324,458	$715,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$551,655	$82,697
Current portion of notes payable	94,300	-
Total Current Liabilities	645,955	82,697

Notes Payable, net of discount of $61,183	1,435,252	-
Total Liabilities	2,081,207	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value; 42,894,561 and 42,362,100 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	42,894	42,362
Additional paid-in capital	1,995,144	1,763,858
Accumulated deficit	(1,794,787)	(1,173,397)
Total Stockholders’ Equity	243,251	632,823
Total Liabilities and Stockholders’ Equity	$2,324,458	$715,520

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2011 and 2010
(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

REVENUES
Oil and gas revenue	$11,828	$20,423	$59,759	$88,057

Operating Expenses:
Lease operating costs	6,506	24,973	16,287	68,796
Depreciation	37,976	-	78,333	-
Depletion	5,407	1,288	16,643	3,864
Professional Fees	22,559	37,537	128,463	43,037
Directors fees	45,000	-	90,000	-
Other Administrative Expenses	21,448	25,021	51,402	33,801
Total Operating Expenses	138,896	88,819	381,128	149,498

LOSS FROM OPERATIONS	(127,068)	(68,396)	(321,369)	(61,441)

Other Expenses:
Loss on debt extinguishment	-	(276,260)	-	(276,260)
Interest on promissory notes	(85,894)	(11,250)	(142,456)	(33,750)
Total Other Expenses	(85,894)	(287,510)	(142,456)	(310,010)

Net Loss Before Extraordinary Items	(212,962)	(355,906)	(463,825)	(371,451)

Extraordinary loss due to lightning strike	-	-	(157,562)	-

NET LOSS	$(212,962)	$(355,906)	$(621,387)	$(371,451)

Net (loss) income before extraordinary items per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Extraordinary loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,894,561	40,555,586	42,704,811	40,185,869

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended December 31, 2011 and 2010
(Unaudited)

	Nine Months ended December 31, 2011	Nine Months ended December 31, 2010

Cash flows from operating activities:
Net Loss	$(621,387)	$(371,451)
Add back extraordinary loss	157,562	-
Net loss before extraordinary loss	(463,825)	(371,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-	7,800
Loss on debt extinguishment	-	276,260
Amortization of discount	20,635	-
Depletion and depreciation expense	94,976	3,864
Changes in accounts receivable	22,211	757
Changes in accounts payable and accrued expenses	468,958	100,705
Net cash provided by operating activities	142,955	17,935

Cash flows used in investing activities:
Investments in oil and gas properties	(238,173)	-
Purchase of fixed assets-salt water disposal well	(1,466,453)	-
Purchase of saltwater disposal facility	(50,000)	-
Net cash used in investing activities	(1,754,626)	-

Cash flows from financing activities:
Proceeds from sale of common stock	150,000	-
Notes payable	1,200,000	-
Repayments of notes payable	(59,268)	-
Net cash provided by financing activities	1,290,732	-

Net decrease in cash and cash equivalents	(320,938)	17,935
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$43,953	$17,935

Supplemental Information
Cash paid for interest	$32,010	$-
Purchase of salt water disposal facility through issuance of note payable	$450,000	-
Issuance of 1,625,059 shares of common stock for extinguishment of note payable carrying value of $900,000, plus accrued interest of $42,534	$-	1,218,794

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

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

 In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made.  The information for the consolidated balance sheet as of March 31, 2011 was derived from audited financial statements.  The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending March 31, 2012.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd
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

(f)
Oil and Gas Properties Held For Sale
Non-current assets and disposal groups are classified as held for sale if their carrying amount will be recovered through a sale transaction rather than through continuing use. For this to be the case the asset (or disposal group) must be available for immediate sale in its present condition and its sale must be highly probable. For the sale to be highly probable, (i) the Corporate Executive Board must be committed to a plan to sell the asset, (ii) an active program to locate a buyer and complete the plan must have been initiated, (iii) the asset must be actively marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale should be expected to be completed within one year and (v) actions required to complete the plan should indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Non-current assets (or disposal groups) classified as held for sale are measured at the lower of the asset’s carrying amount and the fair value less costs to sell. Depreciation or amortization of an asset ceases when it is classified as held for sale.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - cont'd

(g)	Income Taxes

The Company accounts for federal incomestatement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in operating results in the period in which the change is enacted.

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

(n) Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL FACILITY

Investments in oil and gas properties-

The Company has $332,885 in investments in oil and gas properties as of December 31, 2011, as follows:

	Balance as of March 31, 2011	Additions	Balance as of December 31, 2011
Producing Well	$313,266	$-	$313,266
Accumulated depletion on producing well	(70,900)	(16,643)	(87,543)
Net producing well	242,366	(16,643)	225,723
Exploratory Wells	79,760	238,172	317,932
Oklahoma exploratory well transferred to held for sale	-	(210,770)	(210,770)
Total oil and gas	$322,126	$10,759	$332,885

Greater Garwood Project and Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of December 31, 2011, the investment totaled $225,723.

Oklahoma Project

On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provided for a 50% working interest in horizontal oil and gas drilling projects.  As of March 31, 2011, there were no costs incurred. As of December 31, 2011, the Company had incurred $152,197 in purchasing the acreage and $58,573 in additional cost related to the acreage acquisition.

 On January 10, 2012, Imperial Oil sold all of its interest in leases obtained as a result of the participation agreement and area of mutual interest (AMI) agreement in Oklahoma entered into on July 12, 2010. As such, the Oklahoma Project was reclassified as Assets Held for Sale, as of December 31, 2011.

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of December 31, 2011, $47,162 is capitalized relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farm out Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company’s subsidiary to pay a spud fee of $60,000, and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

Stateline - Cont'd

The Company developed a plan to exploit additional reserves by using a three well horizontal drilling plan as opposed to the originally intended 4 vertical wells. As of December 31, 2011, the Company has invested $60,000 related to the farm out agreement fee. The Company’s capital expenses for the first well are estimated to be approximately $3,000,000. The company bid for the necessary neighboring property from the State of New Mexico and was outbid by another oil and gas company.  The timeline for the farmout agreement has run its course, however the Company is attempting to negotiate a farmout agreement with the winning bidder.  If it is successful, the Company believes it can resurrect the farmout agreement through renegotiation.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of December 31, 2011, $1,200,000 in proceeds had been received.

The Company deepened the well to a depth currently approved by the Texas Railroad Commission, As of December 31, 2011, the Company incurred $1,466,453 in capitalized costs related to the deepening of the well.  The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011.  A significant portion of the surface equipment- was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of December 31, 2011, totaling $157,562. The Company purchased most of the replacement tanks on January 27, 2012 and will install same upon completion of the clean up of the site. The Company hopes to bring the facility back and open in a limited capacity 2nd quarter, 2012.

December 31, 2011
Purchase of salt water facility	$500,000
Additions to well	1,466,453
Loss of equipment due to lightning strike	(157,562)
Depreciation expense and accumulated depreciation	(78,333)
Total property and equipment related to salt water facility	$1,730,558

4.	OILAND GAS PROPERTIES HELD FOR SALE

Oklahoma Project

On January 10, 2012, Imperial Oil sold all of its interest in leases obtained as a result of a participation agreement and area of mutual interest (AMI) agreement to acquire leases on up to 5,000 acres in Oklahoma entered into on July 12, 2010. The Company received a cash payment of $540,000 in consideration for the sale of its lease interests and the Company’s release of its interest in the AMI. There was no revenue, expenses or impairment on the related properties sold.  As of December 31, 2011, the Company had incurred $152,197 in purchasing the acreage and $58,573 in additional cost related to the acreage acquisition.

5.	NOTE PAYABLE

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

5.	NOTE PAYABLE - Cont'd

On the date of the note the related beneficial conversion feature (“discount on note”) totaled $81,818, and is included in additional paid in capital as of December 31, 2011. The discount is being amortized using the effective interest method over the life of the note. Interest expense related to the note consisted of $16,971 monthly payment, plus amortization of $20,635 totaling $37,606 for the nine months ended December 31, 2011. The balance at December 31, 2011 for the note was $390,735 less the unamortized discount of $61,183 totaling $329,552.

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of December 31, 2011, $1,200,000 in proceeds had been received. Interest expense of $104,850 was accrued on the note and is included in total interest expense of $142,456 in the Statement of Operations for the nine months ended December 31, 2011.

The notes payable are summarized as follows as of December 31, 2011.
Amount
Convertible note payable, net of discount of $61,183	$329,552
Other borrowings	1,200,000
1,529,552
Less Current Portion:	(94,300)
Notes payable	$1,435,252

6.	STOCKHOLDERS’ EQUITY

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

8.	INCOME TAXES

At December 31, 2011, the Company has accumulated operating losses totaling approximately $1,795,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of December 31, 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Stateline

On January 25, 2011, the Company entered into a Farm out Agreement with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company’s subsidiary to pay a fee of $60,000 for the farm out agreement and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled. As of December 31, 2011, the Company has invested $60,000 related to the spud fee. The Company’s capital expenses for the first well are estimated to be $3,000,000. The company bid for the necessary neighboring property from the State of New Mexico and was outbid by another oil and gas company.  The timeline for the farmout agreement has run its course, however the Company is attempting to negotiate a farmout agreement with the winning bidder.  If it is successful, the Company believes it can resurrect the farmout agreement through renegotiation.

10.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Imperial’s CEO owns an interest in and controls Sydney. At December 31, 2011, no royalties have been paid.

Director’s fees totaling $45,000 were incurred for the nine months ended December 31, 2011, of which $27,000 is included in accounts payable and other accrued liabilities as of December 31, 2011.

11.	SUBSEQUENT EVENTS

On January 10, 2012, Imperial Oil sold all of its interest in leases obtained as a result of a participation agreement and area of mutual interest (AMI) agreement to acquire leases on up to 5,000 acres in Oklahoma entered into on July 12, 2010. The Company received a cash payment of $540,000 in consideration for the sale of its lease interests and the Company’s release of its interest in the AMI. Concurrent with the sale and as an additional consideration for the sale the Company has, with its partner in the divested AMI, entered into a new AMI elsewhere in Oklahoma. The terms of the new AMI provide for the Company to operate and to retain a 90% working interest in any properties that are leased in the new AMI.

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The Project included one producing well known as the Cochran #1 Well. The well-produced and sold 4.4  Mmcfe, net during the three months ended December 31, 2011, and 13.66 Mmcfe net to Imperial for the nine months ended December 31, 2011.   Remaining natural gas reserves are estimated to be 185.28 mmcfe as of December 31, 2011. All revenues for the three and nine months ended December 31, 2011 and 2010 are from the Cochran Well. The investment as of December 31, 2011 totaled $225,723.

Exploratory Wells

 Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. As of December 31, 2011, $47,162 was capitalized, relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farm out Agreement with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico, targeting the San Andres Formation. The Agreement calls for drilling between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled.  As of December 31, 2011, the Company has invested $60,000 related to the farm out agreement fee. The Company’s capital expense for the first well is expected to be around $3,000,000 as the company is in discussions with the farmor to drill three horizontal wells rather than 4 vertical wells on the property. The company bid for the necessary neighboring property from the State of New Mexico and was outbid by another oil and gas company.  The timeline for the farmout agreement has run its course, however the Company is attempting to negotiate a farmout agreement with the winning bidder.  If it is successful, the Company believes it can resurrect the farmout agreement through renegotiation.

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

Oil and Gas Properties Held for Sale

Oklahoma Project

In July of 2010, Imperial Oil entered into a participation agreement in an area of mutual interest (AMI) agreement and joint operating agreement to acquire a 50% working interest in leases on up to 5,000 acres in Oklahoma. As of December 31, 2011, the Company had incurred $152,197 in purchasing the acreage and $58,573 in additional cost related to the acreage acquisition.

On January 10, 2012, Imperial Oil sold all of its interest in leases obtained as a result of a participation agreement and area of mutual interest (AMI) agreement to acquire leases on up to 5,000 acres in Oklahoma entered into on July 12, 2010. The Company received a cash payment of $540,000 in consideration for the sale of its lease interests and the Company’s release of its interest in the AMI. Concurrent with the sale and as an additional consideration for the sale the Company has, with its partner in the divested AMI, entered into a new AMI elsewhere in Oklahoma. The terms of the new AMI provide for the Company to opertate and retain a 90% working interest in any properties that are leased in the new AMI.

Salt Water Disposal Facility

On April 27, 2011 Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 42 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note totaling $450,000. The Note is secured over the SWDF assets. In addition, the Company has obtained $1,200,000 in proceeds from a convertible promissory note related to costs to complete the well. The Company plans to deepen the well to a depth currently approved by the Texas Railroad Commission, conduct initial marketing operations and to reopen the Facility to dispose of up to 15,000 barrels of salt water a day. As of December 31, 2011, the Company incurred $1,466, 453 in capitalized costs related to the deepening of the well.  The well was near completion when the SWDF was struck by lightning on November 8, 2011.  A significant portion of surface equipment was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of December 31, 2011 totaling $157,562.

Following are amounts incurred related to the project.
December 31, 2011
Purchase of salt water facility	$500,000
Cost to complete and deepen well	1,466,453
Loss of equipment due to lightning strike	(157,562)
Depreciation expense and accumulated depreciation	(78,333)
Total property and equipment related to salt water facility	$1,730,558

The Salt Water Disposal Facility is in the process of being rebuilt following the lightning strike and fire in November, 2011.The profitable sale of the Company’s land position in Oklahoma (with the concurrent entry into a new and substantial Area of Mutual Interest targeting the same formation) as announced on January 17, 2012, has permitted the Company to apply funds to the repair of the SWDF. No damage was caused to the newly completed well bore, wellhead, land and roadway infrastructure which form the majority portion of the SWDF assets, along with the value of the disposal permit.

Regarding the destroyed and damaged equipment the Company has purchased replacement tanks for most of those destroyed on January 27, 2012 at an excellent price and is in the process of remediating and re-grading the site prior to the arrival and installation of the tanks. The damaged pumps will be repaired and / or replaced with the intention of opening for business as soon as possible, so as to generate immediate cash flow to support further improvements to the SWDF to maximize its disposal capacity. Demand for disposal in the area continues to be very strong.

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

Comparison of Fiscal nine months ended December 31, 2011 and 2010, respectively:

	Nine Months Ended	Nine Months Ended	Amount of Increase (Decrease)
	December 31, 2011	December 31, 2010
Revenues
Oil and gas revenue	$59,759	$88,057	$(28,298)

Operating Expenses:
Lease operating costs	16,287	68,796	(52,509)
Depreciation	78,333	-	78,333
Depletion	16,643	3,864	12,779
Professional Fees	128,463	43,037	85,506
Directors fees	90,000	-	90,000
Other Administrative Expenses	51,402	33,881	17,521
Total Operating Expenses	381,128	149,498	231,630

LOSS FROM OPERATIONS	(321,369)	(61,441)	259,928

Other Expenses:
Loss on debt extinguishment	-	(276,260)	276,260
Interest on promissory notes	(142,456)	(33,750)	(108,706)
Total other expenses	(142,456)	(310,010)	167,554

Net Loss Before Extraordinary Items	(463,825	(371,451)	(92,374)

Extraordinary loss due to lightning strike	(157,562)	-	(157,562)

Net Loss	$(621,387)	$(371,451)	$(249,936)

The Cochran #1 well produced and sold 13.66 Mmcfe, net during the nine months ended December 31, 2011, and 9.38 Mmcfe net to Imperial for the nine months ended December 31, 2010. All revenues and lease operating expenses are from the Cochran Well. In addition, the Company was in the Development Stage for the three and nine months ended December 31, 2010. The decline in revenues and lease operating costs are primarily due to the decreases in natural gas prices during the 2011 year.

Depreciation expense totaling $78,333 was incurred for the salt water disposal facility for the nine months ended December 31, 2011 compared to none in 2010.

Accounting fees, professional fees, director’s fees and other general and administrative expenses all increased from 2010 primarily as a result of increased investments and operations in oil and gas and related properties.

Interest expense increased as a result of increased borrowings related to the salt water disposal facility borrowings during the nine months ended December 31, 2011.

The well was near completion when the facility was struck by lightning on November 8, 2011. A significant portion of the surface equipment was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of December 31, 2011 totaling $157,562. Costs to replace the equipment are estimated to be approximately $530,000.

A comparison of the three months ended December 31, 2010 and 2011 has not been presented as the Company was in the development stage as of December 31, 2010.

Liquidity and Capital Resources

We reported total current assets of $50,245 as of December 31, 2011, consisting of $43,953 in cash and $6,292 of accounts receivable. Current liabilities of $645,955 related to vendor payables of $551,655 and current portion of long term notes totaling $94,300. Stockholders’ equity was $243,251 at December 31, 2011.

For the nine months ended December 31, 2011, cash provided by operating activities was $142,955, compared to cash provided by operations of $17,935 for the nine months ended December 31, 2010. The Company was in the Development Stage as of December 31, 2010, and had debt forgiveness totaling $276,260. For the same periods we used $1,754,626 and $0, respectively in cash for oil and gas and the salt water disposal property in 2011. We received $1,200,000 in proceeds from a promissory note for the nine months ended December 31, 2011, compared to $0 received in 2010.

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

On January 10, 2012, Imperial Oil sold all of its interest in leases obtained as a result of a participation agreement and area of mutual interest (AMI) agreement to acquire leases on up to 5,000 acres in Oklahoma entered into on July 12, 2010. The Company received a cash payment of $540,000 in consideration for the sale of its lease interests and the Company’s release of its interest in the AMI. Concurrent with the sale and as an additional consideration for the sale the Company has, with its partner in the divested AMI, entered into a new AMI covering 144 square miles elsewhere in Oklahoma. The terms of the new AMI provide for the Company to retain a 90% working interest in any properties that are leased in the new AMI.

Over the last 12 months the Company has raised capital and debt of approximately $2,400,000 in difficult capital markets.

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

Oil and Gas Properties Held For Sale
Non-current assets and disposal groups are classified as held for sale if their carrying amount will be recovered through a sale transaction rather than through continuing use. For this to be the case the asset (or disposal group) must be available for immediate sale in its present condition and its sale must be highly probable. For the sale to be highly probable, (i) the Corporate Executive Board must be committed to a plan to sell the asset, (ii) an active program to locate a buyer and complete the plan must have been initiated, (iii) the asset must be actively marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale should be expected to be completed within one year and (v) actions required to complete the plan should indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Non-current assets (or disposal groups) classified as held for sale are measured at the lower of the asset’s carrying amount and the fair value less costs to sell. Depreciation or amortization of an asset ceases when it is classified as held for sale.

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

Item 4. - Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the second quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: February 20, 2012	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 20, 2012	By:	/s/ Mike Mackey
Mike Mackey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)