Form 10-K
period 2012-03-31
Imperial Resources, Inc.
filed 2012-07-16
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter of March 31, 2012: $12, 010,477.

As of June 28, 2012, there were outstanding 42,969,714 shares of registrant’s common stock, par value $0.001 per share.

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

PART I

ITEM 1. BUSINESS

Background

Imperial Resources, Inc. (“the Company”) is engaged in the exploration and development of oil and natural gas properties. The Company acquires the oil and gas interests in various manners, by purchasing them or via a farm-in whereby we earn our interests by developing the acreage of another. The Company acquires fee simple determinable interests in the oil and gas properties in either acquisition scenario. In addition, the Company has purchased a salt water disposal facility.

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

The Company was formerly considered in the Exploration Stage. The Company purchased a producing oil and gas interest on January 10, 2010, of which 93% of revenues, or $79,790, for the fiscal year ended March 31, 2012 related to this well, and 100% of all revenues for the year ended March 31, 2011 were attributable to this lease. The remaining revenues of $6,133 related to a test well acquired during the year which was successful and is now operating of which the Company owns a nominal .002 interest.

The Company has to date engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

On April 27, 2011, the Company purchased a salt water disposal facility. The Company has deepened the facility disposal well to a depth currently approved by the Texas Railroad Commission, and plans to open the facility soon to dispose of up to its currently permitted capacity of 15,000 barrels of salt water a day produced from third party operating wells in the area.

As of March 31, 2012, our investment program totaled $2,125,502 including property acquisition, drilling and our salt water facility. Our capital spending was funded through the raising of capital through the issuance of subscription agreements for our common stock for $150,000, debt issuance proceeds of $1,250,000 and proceeds of $540,000 from the sale of certain acquired leases during the year.

We remain focused on our strategies of putting the salt water disposal facility into commercial operation and pursuing lower risk drilling opportunities that provide reasonably predictable results on acreage positions to be acquired. Additionally, we intend to maintain spending discipline and manage our balance sheet in an effort to ensure sufficient liquidity, including cash resources and available credit. We believe these strategies are appropriate for our portfolio of projects and the current industry environment.

Greater Garwood Project and Cochran #1 Well
On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The Project included one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P, and other mineral leases with possible reserves for surrounding areas covering approximately 1,844 gross acres. The Cochran #1 Well produced and sold approximately 15 Mmcfe, net during the twelve months ended March 31, 2012, and 22 Mmcfe net to Imperial during the twelve months ended March 31, 2011.  The Company obtained a reserve report dated December 2009, showing total estimated net proved reserve estimates of approximately 287 Mmcfe for the Cochran #1 Well. As of March 31, 2012, the net investment in the well totaled $219,354.

The leases on additional acreage in the Greater Garwood Project with possible reserves expired before the year ended March 31, 2011. As such, the Company had incurred $370,295 related to impairment on the expired leases. In addition, the Cochran #1 well had impairment charges of $216,439 based on estimated future cash flows as of March 31, 2011. The total amount of impairment of $586,734 on this investment has been included in the Consolidated Statement of Operations for the year ended March 31, 2011.

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

Oklahoma Project

In July of 2010, Imperial Oil entered into a participation agreement in an area of mutual interest (AMI) and joint operating agreement to acquire a 50% working interest in leases on up to 5,000 acres in Oklahoma. The agreements provide the Company a 50% working interest in proposed horizontal oil and gas drilling projects in the AMI. During the year ended March 31, 2012, the Company participated in approximately $160,000 in acreage costs and $50,770 of associated expenses, totaling $210,770.  In January 2012, the Company sold the acreage acquired during the year for $540,000, earning a net profit of $346,184.  The Company retained a successful test well which the Company acquired an interest in as part of its due diligence. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of March 31, 2012, the Company’s investment in the project totaled $17,664, including $10,400 in acquisition costs and lease operating expenses.

Nunnelly Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. The Company obtained an evaluation from an independent registered petroleum engineer in 2011 indicating net probable recoverable oil reserves of approximately 17 Mbbls. Deepening of the existing Nunnelly #1 wellbore is the Company’s first planned option. As of March 31, 2012, $63,062 was capitalized, relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement called for the Company’s subsidiary to pay a spud fee of $60,000 and drill between one and four wells within a specified commencement date. As the Company was not able to commence drilling by the specified time, the agreement subsequently expired during the year ended March 31, 2012. As a result, the Company has recorded losses of $60,000 on its investment which has been included in the Consolidated Statement of Operations for the year ended March 31, 2012.

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

The Company obtained debt proceeds of $1,250,000 during the year ended March 31, 2012 to rework and deepen the well and operate the SWDF. The Company deepened the well to a depth currently approved by the Texas Railroad Commission, As of March 31, 2012, the Company had incurred $2,109,919 in capitalized costs related to the acquisition of the facility and deepening of the well.  The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011.  Surface equipment with a carrying value of $157,562 was lost and has been reflected as an extraordinary loss in the Statement of Operations as of March 31, 2012. The Company has incurred additional costs to complete clean-up of the plant and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility in July 2012. As of March 31, 2012, the Company’s investment in the SWDF net of accumulated depreciation was $1,825,422.

Mara Prospects and Net Profit Interest

On January 19, 2010, Imperial Oil entered into a Net Profit Agreement with Mara Energy, LLC (“Mara”), whereby Imperial agreed to share profits from certain mutually beneficial oil and gas exploration and development opportunities in Canada and the continental United States, which are procured by Mara.  At March 31, 2012, no royalties or consulting fees have been paid. Mara is partially owned by our CEO and director, and  another director, and former officers of the Company.   The Mara Net Profit Agreement was terminated on July 8, 2011 by mutual agreement between Imperial Oil and Mara.

Sydney Oil and Gas Overriding Royalty Interest

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease proportionally reduced by the actual working interest acquired by Imperial Oil.  Imperial’s CEO owns an interest in and controls Sydney. At March 31, 2012, no royalties have been paid.

Internal Controls Over Reserve Estimation Process and Qualifications of Third Party Engineers

Our policies regarding internal controls over the recording of reserves estimates requires reserves to be in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles.

Coach Capital, LLC, from whom we acquired our interest in the Garwood Property, commissioned a third party Reservoir Evaluation on the Garwood Property, which was completed on December 22, 2009 (the “Reserve Report”). A copy of the Reserve Report is attached as an Exhibit to this Annual Report on Form 10-K and incorporated herein by reference. The Reserve Report was prepared by Grant Twanow, our former Director, President and Chief Executive Officer. Mr. Twanow was a Petroleum Reservoir Engineering Specialist based in North America with extensive experience in oil and gas joint ventures and operations. He is now deceased. We have not engaged any third party to conduct a reserve audit.

Reserves and Acreage

All of our reserves and acreage are located in the United States. The table below sets forth the estimate of our net proved reserves as of March 31, 2012. Proved reserves cannot be measured exactly because the estimation of reserves involves numerous judgments and variables. Reserve estimates must be continually revised to as a result of new information obtained from drilling and production history, new geological and geophysical data and changes to economic conditions.

	Oil and Natural Gas Condensate	Natural Gas	Total
	(Mbbls)	(Mmcf)	(Mmcfe)
Producing-Cochran Well #1	3.54	163.70	184.33

Our proved undeveloped reserves (PUDs) decreased 44.53 Mbbls as a result of the expiration of the agreement on the Stateline project during the year ended March 31, 2012.

The following table sets forth our interest in wells and acreage for proved reserves as of March 31, 2012.

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

Production, Production Prices and Production Costs

Proved Developed Reserves

Our net proved developed reserves from the Cochran #1 Well are summarized in the table below in Mmcfe.

	March 31, 2012	March 31, 2011
	(Mmcfe)	(Mmcfe)
Beginning of the period	198.93	222.77
Revisions of previous estimates	-	-
Extensions and discoveries
Production	(14.61)	(23.84)
End of the period	184.32	198.93

The following table presents certain information with respect to the Cochran #1 Producing Well:

	March 31, 2012	March 31, 2011
Production operations:
Natural gas (Mcf)	13,311	21,639
Crude oil and condensate (Mbbls)	.22	.37
Produced Sales Price:(1)
Natural gas ($/Mcf)	4.51	4.07
Crude oil and condensate ($/Bbl)	91.80	80.07
Production Costs ($/Mcfe)(2)	1.30	2.89

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

Exploratory and Development Activities

All our exploratory and development activities relate to properties that were acquired during the year ended March 31, 2012 and 2011.

As of March 31, 2012, we had incurred development costs for surface preparation work totaling $63,062, to deepen of the existing Nunnelly #1 wellbore. The Company obtained an evaluation in April 2011, from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. After initial work on the well it has been determined that a new well will need to be drilled and that re-entry into the existing Nunnelly #1 wellbore is not economically feasible. The Company’s capital expense for the first well is expected to be around $750,000.

Delivery Commitments

As of March 31, 2012, we had no delivery commitments for oil or natural gas under existing contracts or agreements.

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

Employees

As of March 31, 2012, we had no employees.  We currently utilize temporary contract labor throughout the year to address business and administrative needs.

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

The oil and gas industries generally are highly cyclical, with prices subject to worldwide market forces of supply and demand and other influences. The recent global economic downturn, coupled with the global financial and credit market disruptions, have had a historic negative impact on the oil and gas industry. These events have contributed to higher costs of borrowing and/or diminished credit availability. While we believe that the long-term prospects for oil and gas remain bright, we are unable to predict the duration or severity of the current global economic and financial crisis. There can be no assurance that any actions we may take in response to further deterioration in economic and financial conditions will be sufficient. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our business, financial condition or results of operations.

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

Our executive officers have no experience in oil or gas exploration and do not have formal training in engineering or in the technical aspects of management of an exploration company. This inexperience means that we will have to rely on the technical services of others with expertise in oil and gas exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to successfully develop our business. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our stockholders will lose all of their investment.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SHARES

Market Information

Our common stock is available for trade on the Over the Counter Bulletin Board (which we refer to as the “OTCBB”), and OTC Markets.com under the symbol IPRC. The OTCBB is sponsored by the Financial Industry Regulatory Authority (which we refer to as “FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. Both the OTCBB and OTC Markets.com are not considered a “national exchange.”

Prior to November 22, 2010 there was no active trading in our common stock.

The high and low bid quotations of our common stock on the OTCBB as reported by the FINRA were as follows:

Fiscal Year End March 31, 2012	High	Low
2012
First Quarter	$0.76	$0.25
Second Quarter	$0.42	$0.30
Third Quarter	0.36	$0.10
Fourth Quarter	0.31	$0.09
2011
Fourth Quarter	1.19	0.47

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 30, 2012, the closing bid quotation for our common stock was $0.28 per share as quoted by the OTCBB. On June 28, 2012, the closing bid quotation on our common stock was $0.16 as quoted by the OTCBB.

Stockholders

As of June 28, 2012, there were 42,969,714 shares of common stock issued and outstanding held by 32 stockholders of record (not including street name holders).

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”).  The Project included one producing well known as the Cochran #1 Well. The well produced and sold approximately 15 Mmcfe, net during the twelve months ended March 31, 2012, and 22 Mmcfe net to Imperial for the twelve months ended March 31, 2011.  The Company obtained a reserve report dated December 2009, showing total estimated net proved reserve estimates of approximately 287 Mmcfe for the Cochran #1 Well. For the year ended March 31, 2012, approximately 93% of revenues were from this well and totaled $79,790. All revenues for the year ended March 31, 2011 totaling $117,484 are from the Cochran Well.

Exploratory Wells

Oklahoma Project

On July 12, 2010, Imperial Oil entered into a participation agreement regarding four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provided for a 50% working interest in horizontal oil and gas drilling projects. During the year ended March 31, 2012, the Company had incurred $210,770 in acquisition of acreage and a nominal interest in one successful test well.

In January 2012, the Company sold the acreage acquired during the year for $540,000, earning a net profit of $346,184.  The Company retained a successful test well which the Company acquired an interest in as part of its due diligence. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of March 31, 2012, the Company’s investment in the project totaled $17,664, , including $10,400 in acquisition costs and lease operating expenses.

Nunnelly Project

On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore known as Nunnelly #1 in Montague County Texas. The lease agreement provides for the development of the Project lease area. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of March 31, 2012, $63,062 is capitalized relating to surface preparation work at the site.

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement called for the Company’s subsidiary to pay a spud fee of $60,000 and drill between one and four wells within a specified commencement date. As the Company was not able to commence drilling by the specified time, the agreement subsequently expired during the year ended March 31, 2012. As a result, the Company has recorded losses of $60,000 on its investment which has been included in the Consolidated Statement of Operations for the year ended March 31, 2012.

Salt Water Disposal Facility

On April 27, 2011, Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 42 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note totaling $450,000. The note is secured over the SWDF assets, and was convertible subsequent to a six month waiting period.

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned, plus any unpaid accrued interest.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity until the opening of the facility. As of March 31, 2012, $1,200,000, plus an additional advance of $50,000 had been received.

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of March 31, 2012, the Company had incurred $2,109,919 in capitalized costs related to the acquisition of the facility and deepening of the well.  The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011.  A significant portion of the surface equipment- was lost and this has been reflected as an extraordinary loss in the Statement of Operations as of March 31, 2012, totaling $157,562. The Company has completed clean-up of the plant and has purchased the replacement tanks and equipment. The Company anticipates the opening of the facility in July 2012.

The SWDF is located in the heart of the Barnett Shale, the largest gas play by number of wells, in Texas. The SWDF is conveniently located for the disposal of large volumes of salt water generated from essential fracture (“frac”) stimulation operations on Barnett Shale gas wells, some of which have been frac’ed up to four times. There are approximately 6,000 wells within 20 miles of the Facility. Disposal rates in the area range from approximately $0.35 to $0.60 per barrel of water, even at less attractive, generally more distant facilities. In addition to disposal revenues the Company expects to benefit from materially additional revenues generated by the facility from the recovery and re-sale of oil contained in frac water.

The deepening of the well has successfully found several lost circulation zones within a high porosity strand in the Ellenburger formation, ideal for the planned disposal volumes of water, and the well is now at the final total depth. The Ellenburger is the favored formation for disposal purposes in this part of Texas as it is separated by thousands of feet of rock from any fresh water bearing formations.  The Ellenburger is a thick formation more than 2,000 feet thick in the subject location capable of sustaining constant input of huge amounts of disposal water without contamination risk to other oil and gas producing formations or ground water. The Company has a perpetual license to dispose of 15,000 barrels of contaminated water per day with a strong possibility to increase its permitted disposal to 30,000 per day after a satisfactory period of operations at or near is current capacity.

Upon opening of the facility the Company will initially be able to dispose of up to 15,000 barrels of salt water a day. Facility operating costs are expected at around $30,000 per month, resulting in an estimated operating break-even point of only 2,225 barrels of water per day, even assuming low end $0.45 per barrel disposal rates and excluding any recovered oil revenues.

Comparison of Fiscal Years Ended March 31, 2012 and March 31, 2011:

The Cochran #1 well produced and sold approximately 15 Mmcfe, net to Imperial, during the twelve months ended March 31, 2012, and 22 Mmcfe, net to Imperial, for the twelve months ended March 31, 2011. For the year ended March 31, 2012, revenues totaled $85,923, of which approximately 93% of revenues were from the Cochran well or $79,790. The remaining revenues of $6,133 related to a test well acquired during the year which was successful and is now operating, of which the Company owns a nominal .002 interest. All revenues for the year ended March 31, 2011, totaling $117,484 are from the Cochran Well. The decrease in revenues of $31,561 is primarily due to decreased natural gas production and natural gas sales prices for the year ended March 31, 2012.

Lease operating expenses for the fiscal year ended March 31, 2012 were $18,999, primarily for the Cochran #1 well, as compared to $73,435 for the fiscal year ended March 31, 2011. Lease operating expenses declined $54,536 as the Company incurred approximately $58,000 related to repairs to the well during the fiscal year ended March 31, 2011.

The Greater Garwood project was acquired from the issuance of a $900,000 note payable. On December 10, 2010, the note payable of $900,000 plus $42,534 in accrued interest, was converted to 1,625,059 shares of the Company’s common stock at $0.58 per share. The fair value of the shares on the date of exchange was $1,218,794, resulting in a loss on debt extinguishment of $276,260, which is included in other expenses in the Consolidated Statement of Operations for the year ended March 31, 2011.

The leases on additional acreage in the Greater Garwood Project with possible reserves expired before the year ended March 31, 2011. As such, the Company had incurred $370,295 related to impairment on the expired leases. In addition, the Cochran #1 well had impairment charges of $216,439 based on estimated future cash flows as of March 31, 2011. The total amount of impairment of $586,734 on this investment has been included in the Consolidated Statement of Operations for the year ended March 31, 2011.

In addition, depletion expenses declined $43,600 from 2011 to 2012 as a result of an impairment charge on the Cochran #1 well during the fiscal year ended March 31, 2011.

As most of the Company’s investing activities occurred during the twelve months ended March 31, 2012, accounting and audit fees increased approximately $92,000 over the comparable year. Director’s fees increased $81,000 as the Company started paying one director during the last quarter of the fiscal year end March 31, 2011, compared to twelve months for the comparable period in 2012. Other general and administrative expenses all increased from 2011 primarily as a result of increased investments and operations in oil and gas and related properties.

Depreciation expense totaling $126,936 was incurred for the salt water disposal facility acquisition for the fiscal year ended March 31, 2012 as compared to zero in the previous year.

The SWDF was near completion when the facility was struck by lightning on November 8, 2011. A significant portion of the surface equipment was lost and this has been reflected as an extraordinary loss in the Consolidated Statement of Operations as of March 31, 2012 totaling $157,562.

Interest expense increased to $445,618 for the twelve months ended March 31, 2012 from $33,750 for the twelve months ended March 31, 2011. The increase is a result of increased borrowings related to the salt water disposal facility borrowings ($188,025)  derivative liability ($173,511), and discount amortization ($84,082) that resulted from bifurcation of the embedded conversion feature.

Comparison of Fiscal Years Ended March 31, 2011 and March 31, 2010

A comparison of the fiscal years ended March 31, 2011 and 2010 has not been presented as the Company was considered to be in the Development Stage until December 31, 2010, and the Cochran #1 well was acquired in the last quarter of fiscal year end March 31, 2010.

Liquidity and Capital Resources

We reported total current assets of $109,047 on March 31, 2012, consisting of $92,464 in cash and $16,583 of accounts receivable. As of March 31, 2012, the Company’s investments in oil and gas properties totaled $2,125,502, up from $322,126 as a result of increased investments in oil and gas and the purchase and development of a salt water disposal facility. As of March 31, 2012, current liabilities were $398,451, of which $302,484 relate to vendor payables. Long term debt including current portion totaled $1,769,255, and included a derivative liability of $509,628 relating to the fair value of the embedded conversion option which was bifurcated from the host at March 31, 2012. Stockholders’ equity was $162,810 at March 31, 2012.

As of March 31, 2012, we had cash of approximately $92,000. We had net operating losses of $620,013 for the fiscal year ended March 31, 2012.

For the fiscal year ended March 31, 2012 and 2011, we used $223,978 and $55,349, respectively, in cash for operating activities. During the year ended March 31, 2012 we raised $1,700,000 in notes to purchase and develop the SWDF.  We also raised $150,000 from a securities purchase agreement. We raised $500,000 in capital from the issuance of shares for the period ended March 31, 2011. All proceeds from debt and equity have been used to purchase additional oil and gas investments and develop the SWDF.

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

We have also obtained additional funding’s totaling $130,000 subsequent to March 31, 2012.

Over the last 12 months the Company has raised capital and debt of approximately $2,000,000 in difficult capital markets.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

During the year ended March 31, 2012, we have incurred expenses related to the acquisition of additional leases and acreage for development. We funded our operations from equity and debt financing and from our oil and gas revenues. We plan to continue to seek financings, and we believe that this will provide sufficient working capital to fund our operations for at least the next twelve months. This and other exploration activities, increased expenses, additional acquisitions, or other events, may require us to raise a significant amount of capital through equity or debt financings. There can be no assurance that we will be successful in raising additional funds and, if unsuccessful, our plans for expanding operations and business activities may have to be curtailed. Any attempt to raise funds, through debt or equity financing, would likely result in dilution to existing stockholders.

Off-Balance Sheet Arrangements

None

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application was not permitted.  The new guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Critical Accounting Policies

Use of Estimates in the Preparation of Consolidated Financial Statements

Our discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain accounting policies as being of particular importance to the presentation of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and natural gas revenues, oil and natural gas properties, exploration and valuation expenditure, income taxes and contingencies, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Property and Equipment:

Oil and natural gas properties:
We use the successful efforts method of accounting for exploration and evaluation expenditure in respect of each area of interest. The application of this policy necessarily requires management to make certain estimates and assumptions as to future events and circumstances, in particular the assessment of whether economic quantities of reserves have been found. Any such estimates and assumptions may change as new information becomes available.

Exploration Expenses:
We account for our oil and gas exploration and development costs using the successful efforts method. Geological and geophysical costs are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells which discover potentially economic reserves that are in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is under way or firmly planned. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of costs of dry holes. Once a well is drilled, the determination that economic proved reserves have been discovered may take considerable time and judgment. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management's judgment to estimate the fair value of such properties.

Impairment:
We review our long-lived assets, consisting primarily of oil and gas properties, at least annually and record impairments to proved oil and gas properties, whenever management determines that events or circumstances indicate that the recorded carrying value of such properties may not be recoverable. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated. We estimate the expected future cash flows of our proved oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the properties to test the carrying amount for recoverability. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, the present value of future cash flows net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows.

Unproved oil and gas properties are assessed periodically for impairment on a property-by-property basis based on such factors as remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. If the results of our assessment indicate impairment, a loss is recognized by providing a valuation allowance.

Reserves Estimates:
It should not be assumed that the present value of future net cash flows included in this Annual Report as of March 31, 2012, is the current market value of our estimated proved reserves. Changes in crude oil and natural gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs. Estimates of proved reserves may materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our producing oil and gas properties for impairment.

Depletion:
Depletion of the cost of proved oil and gas properties are calculated using the unit–of–production method. The reserve base used to calculate depletion, depreciation or amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account

Amortization rates of depletion are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions, and 4) impairments.

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

Fair value of financial instruments:
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

Derivative Instruments:
The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments with embedded conversion features of debt that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

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

None

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2012 our internal control over financial reporting was not effective.

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

Changes In Internal Control Over Financial Reporting

We have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the first quarter ended March 31, 2013, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the fourth quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ages of the directors, executive officers and key employees are shown as of March 31, 2012.

Name and Address	Position(s)	Age

Rob Durbin(1)	Director, Chief Executive Officer and President	55

Mike Mackey(2)	Chief Financial Officer	55

Tom Barr (3)	Director	52

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

Mr. Mackey has been an Associate with vcfo since the fall of 2008. Since joining vcfo, he has provided numerous clients with Chief Financial Officer level support and guidance. Previously, Mr. Mackey was with Ascent Synergy Solutions as the Principal and Founder. His consulting firm focused on companies, typically in the technology, services or consulting markets, needing guidance and assistance at both a strategic and tactical level to realize their strategy and projections. Prior to Ascent Synergy Solutions, Mr. Mackey was the President, COO and one of the Founders of Empyrean Benefit Solutions. He was responsible for recruiting a high caliber management team to assist in the formation of the company that included designing and implementing the operational, accounting and administrative infrastructure. Prior to Empyrean Benefit Solutions, Mr. Mackey was the CFO and EVP Finance & Administration for Synergy HR Technologies and FastWeb.com. Prior to FastWeb.com, Mr. Mackey was the CFO, EVP Finance & Administration for DA Consulting Group. He played a critical role in evaluation and selection of underwriters, drafting of prospectus, strenuous international road show and successful $34.5 million Initial Public Offering. Prior to DA Consulting Group, he was the CFO, EVP Finance & Administration for Global Software and was instrumental in a complex spin-off from a publicly traded company. Mr. Mackey has also worked for MicroAge Computer as CFO, Kirchman Corporation as a Lead Financial Analyst, PricewaterhouseCoopers as an Auditor and Lockheed Martin as a Lead Financial Analyst. Mr. Mackey received his BS in Accounting from the University of Florida, Gainesville, and his MS in Accounting & MBA from the University of Central Florida, Orlando.

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

Arrangements between Directors and Officers

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Rob Durbin owns an interest in and controls Sydney. At March 31, 2012 no royalties have been paid to Sydney. Mr., Durbin waived amounts due to him from the sale of acreage in the Oklahoma investment in the best interests of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a Code of Business Ethics and Control for the Board of Directors applicable to our principal executive officers and directors of the Company. Given the overlap between our executive officers and directors, we have not thought it necessary to adopt a separate Code of Ethics for our executive officers. A copy of the Code of Business Ethics and Control for the Board of Directors may be obtained free of charge, upon written request to the Company.

ITEM 11. EXECUTIVE COMPENSATION

To date we have no employees other than our officers. No compensation, other than director’s fees, has been awarded, earned or paid to our officers.

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

Mr. Barr will not be initially employed pursuant to a written agreement by the Company and will work on a part time basis.  The Company intends to reach an agreement with Mr. Barr for a remuneration package in 2012. Mr. Barr is also intended to be provided with director and officer insurance coverage, as determined by and available to the Company and will be provided an indemnification agreement, in a form to be negotiated, which will provide for the fullest protection and indemnification rights that are available under Nevada law.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2012 there were no shares owned beneficially by each of our directors, officers and key employees, individually and as a group. There is one present owner of 5% or more of our total outstanding shares. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within sixty days of June 28, 2012. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares shown.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Current officers-directors and their families have no shares in the Company, and have made no advances to the Company as of March 31, 2012. Prior officers have made contributions to capital totaling $7,800 in the form of expenses paid on behalf of the Company for the year ended March 31, 2012.

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement whereby Imperial Oil agrees to pay Sydney Oil & Gas, LLC, a Texas limited liability company controlled by Mr. Robert Durbin, a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Mr. Durbin owns an interest in and controls Sydney Oil & Gas, LLC. At March 31, 2012 no royalties have been paid or assigned.

Director’s fees totaling $108,000 were incurred for the year ended March 31, 2012, of which $27,000 is included in accounts payable and other accrued liabilities as of March 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the twelve months ended March 31, 2012 and 2011 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2012 and 2011 were approximately $27,960 and $13,500, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2011 were $3,150.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2012 and 2011 were approximately $0 and $5,000, respectively.

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

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a) (1) Financial Statements. The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

  The following financial statement schedules are included as part of this report: None.

(a) (3) Exhibits-The following exhibits are included or are included as part of this report by reference:

Exhibit Number	Name
3.1(1)	Certificate of Incorporation
3.2(1)	Articles of Incorporation
3.3(1)	By-laws
3.4(8)	Certificate of filing of Green Tide Water Disposal Ltd., dated June 15, 2011

10.1(7)	Cochran #1 Well and Greater Garwood Prospect Reservoir Evaluation, dated December 22, 2009.
10.2(2)	Carry Agreement, dated October 27, 2009, between Baytor Energy LLC and Coach Capital, LLC
10.3(3)	Net Profits Agreement, dated January 19, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.4(4)	Supply of Services Agreement, dated April 1, 2010, between Sydney Oil & Gas, LLC, Robert R. Durbin and Imperial Oil and Gas, Inc.
10.5(4)	Consulting Services Agreement, dated April 1, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.6(8)	Nunnelly Farmout Agreement
10.7(6)	Note Conversion Agreement dated as of December 10, 2010, made by and among Imperial Oil and Gas, Inc., and Coach Capital, LLC
10.8(6)	Securities Purchase Agreement dated December 31, 2010, pursuant to a private offering of $500,000 worth of common stock
10.9 (8)	Stateline Letter of Agreement dated January 20, 2011
10.10(8)	Convertible Promissory Note from Quarry Bay Capital, LLC, dated June 17, 2011
10.11	Oklahoma Letter Agreement dated July 10, 2010
10.12	Securities Purchase Agreement dated July 8, 2011, pursuant to a private offering of $150,000 worth of common stock
10.13	Securities Purchase Agreement dated April 16, 2012, pursuant to a private offering of $20,000 worth of common stock
10.14	Promissory Note from Quarry Bay Capital, LLC, dated March 6, 2012
10.15	Promissory Note from Quarry Bay Capital, LLC, dated May 28, 2012
10.16	Promissory Note from Quarry Bay Capital, LLC, dated June 18, 2012
10.17	Deed of Trust and Security Agreement on Hydro-FX Salt Water Disposal Facility

21	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008.
(2)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on January 22, 2010.
(3)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on February 1, 2010.
(4)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on April 6, 2010.
(5)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K.
(6)	Incorporated by reference to exhibits previously filed on our Quarterly Report on Form 10Q filed on February 18, 2011.
(7)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 9, 2010
(8)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 14, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

IMPERIAL RESOURCES, INC.
(Registrant)

Date: July 16, 2012	By:	/s/ Rob Durbin
Name: Rob Durbin
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Rob Durbin	President, Chief Executive Officer and Director	July 16, 2012
Rob Durbin	(Principal Executive Officer)

/s/ Mike Mackey	Chief Financial Officer	July 16, 2012
Mike Mackey	(Principal Financial Officer and Principal Accounting Officer)

/s/Tom Barr	Director	July 16, 2012
Tom Barr

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Imperial Resources, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Imperial Resources, Inc. and Subsidiaries (The Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Resources, Inc. and Subsidiaries as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

“Madsen & Associates, CPA’s Inc.”
Salt Lake City, Utah
July 16, 2012

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of the Year Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011

ASSETS

Cash	$92,464	$364,891
Accounts receivable	16,583	28,503
Total Current Assets	109,047	393,394

Investment in Oil and Gas properties	300,080	322,126

Saltwater Disposal Facility	1,,825,422	-

TOTAL ASSETS	$2,234,549	$715,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$302,484	$82,697
Current portion of long term debt	95,967
Total Current Liabilities	398,451	82,697

Notes Payable, net of discount of $365,918 at March 31, 2012	1,163,660	-
Derivative liability	509,628	-
Total Liabilities	2,071,739	82,697

STOCKHOLDERS’ EQUITY:
Common stock: 500,000,000 shares authorized, at $0.001 par value; 42,894,561 shares issued and outstanding at March 31, 2012; 42,362,100 shares issued and outstanding at March 31, 2011	42,894	42,362
Capital in excess of par value	1,913,327)	1,763,858
Accumulated Deficit	(1,793,411)	(1,173,397)
Total Stockholders’ Equity	162,810	632,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,234,549	$715,520

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011

Operating Revenue:
Natural Gas and condensate	$85,923	$117,484

Operating Expenses:
Lease operating costs	18,999	73,435
Depletion	26,012	69,612
Depreciation	126,936	-
Impairment of Oil & Gas Properties	60,000	586,734
Accounting and audit	123,239	30,873
Director’s Fees	108,000	27,000
Insurance	17,494	17,485
Professional fees	15,440	16,699
Legal	2,307	46,094
Management fees	-	6,000
Travel and entertainment	15,919	25,930
Other administrative expenses	48,475	17,617
Total Operating Expenses	562,821	917,479

Loss from operations	(476,898)	(799,995)

Other Income and (Expenses):
Net gain on sale of investment in oil and gas property	346,184	-
Gain on debt forgiveness from prior officers	-	60,699
Interest expense	(445,618)	(33,750)
Loss on debt extinguishment	-	(276,260)
Gain on derivative liability	113,881	-
Total Other Income (Expenses)	14,447	(249,311)

Net loss before extraordinary items	(462,451)	(1,049,306)

Extraordinary loss due to fire	(157,562)	-

NET LOSS	(620,013)	(1,049,306)

NET LOSS PER COMMON SHARE
Basic and diluted	(0.01)	(0.03)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,894,561	40,803,297

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended March 31, 2012 and 2011

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance as of March 31, 2010	49,900,000	$49,900	$29,725	$(124,092)	$	$(44,467)

Cancellation of common shares – April 29, 2010	(9,900,000)	(9,900)	9,900	-		-
Capital contributions-officer expenses	-	-	7,800	-		7,800
Note payable converted to 1,625,059 shares of common shares	1,625,059	1,625	1,217,170	-		1,218,795
Shares of common stock issued for cash	737,041	737	499,263	-		500,000
Net loss for the year ended March 31, 2011	-	-	-	(1,049,306)		(1,049,306)
Balance as of March 31, 2011	42,362,100	42,362	1,763,859	(1,173,398)		632,823
Shares of Common stock issued for cash	532,461	532	149,468	-		150,000
Net loss for the year ended March 31, 2012	-	-	-	(620,013)		(620,013)
Balance as of March 31, 2012	42,894,561	$42,894	$1,913,327	$(1,793,411)		$162,810

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(620,013)	$(1,049,306)
Add back extraordinary loss	157,562
Net loss before extraordinary loss	(462,451)	(1,049,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion expense	26,012	69,612
Depreciation expense	126,936	-
Gain on sale of investment properties	(349,894)	-
Impairment of oil and gas properties	60,000	586,734
Interest expense on derivative liability at inception	173,511
Discount amortization	84,082
Change in fair value of derivative liability	(113,881)
Loss on note payable conversion to common stock	-	276,260
Gain on debt forgiveness	-	(60,699)
Capital contributions – expenses	-	7,800
Changes in accounts receivable	11,920	1,222
Changes in accounts payable	219,788	113,027
Net Cash Used in Operations	(223,978)	(55,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of salt water facility	(500,000)	-
Purchase of salt water equipment and deepening well	(1,609,919)	-
Proceeds from sale of oil and gas properties	540,000
Investments in oil and gas properties	(254,073)	(79,760)
Net Cash Used by Investing Activities	(1,823,992	(79,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes payable for salt water facility	1,700,000	-
Repayment of notes payable	(74,457)	-
Proceeds from issuance of common stock	150,000	500,000
Net Cash Provided by Financing Activities	1,775,543	500,000

Net Increase (Decrease) in Cash	(272,426)	364,891
Cash at Beginning of Period	364,891	-
CASH AT END OF PERIOD	$92,464	$364,891

Supplemental disclosures:
Note payable of $900,000 plus accrued interest of $42,534 converted into 1,625,059 shares of common stock	$-	$1,218,795
Cash paid for interest	$20,841	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

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

(c)	Concentrations
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. All of the Company's revenues are from one producing well and a successful test well.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

(d)	Investments in Oil and Gas Properties
We use the successful efforts method of accounting for exploration and evaluation expenditure in respect of each area of interest. The application of this policy necessarily requires management to make certain estimates and assumptions as to future events and circumstances, in particular the assessment of whether economic quantities of reserves have been found. Any such estimates and assumptions may change as new information becomes available.

Oil and natural gas properties:
We use the successful efforts method of accounting for exploration and evaluation expenditure in respect of each area of interest. The application of this policy necessarily requires management to make certain estimates and assumptions as to future events and circumstances, in particular the assessment of whether economic quantities of reserves have been found. Any such estimates and assumptions may change as new information becomes available.

Exploration Expenses:
We account for our oil and gas exploration and development costs using the successful efforts method. Geological and geophysical costs are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells which discover potentially economic reserves that are in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is under way or firmly planned. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of costs of dry holes. Once a well is drilled, the determination that economic proved reserves have been discovered may take considerable time and judgment. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management's judgment to estimate the fair value of such properties.

Impairment:
We review our long-lived assets, consisting primarily of oil and gas properties whenever management determines that events or circumstances indicate that the recorded carrying value of such properties may not be recoverable. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated. We estimate the expected future cash flows of our proved oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the properties to test the carrying amount for recoverability. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, the present value of future cash flows net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows.

Reserves Estimates:
It should not be assumed that the present value of future net cash flows included in this Annual Report as of March 31, 2012, is the current market value of our estimated proved reserves. Changes in crude oil and natural gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs. Estimates of proved reserves may materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our producing oil and gas properties for impairment.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Depletion:
Depletion of the cost of proved oil and gas properties are calculated using the unit–of–production method. The reserve base used to calculate depletion, depreciation or amortization is the sum of proved developed reserves and proved undeveloped reserves for leasehold acquisition costs and the cost to acquire proved properties. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account

Amortization rates of depletion are updated to reflect: 1) the addition of capital costs, 2) reserve revisions (upwards or downwards) and additions, 3) property acquisitions and/or property dispositions, and 4) impairments.

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
We follow the FASB’s new guidance issued within ASC Topic No. 740, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

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

h)	Use of Estimates in the Preparation of Consolidated Financial Statements
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

(j)	Derivative Instruments
The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments with embedded conversion features of debt that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

3.	OIL AND GAS PROPERTIES

The Company has $300,080 in investments in oil and gas properties as of March 31, 2012, as follows:

	March 31, 2011	Additions	Depletion and other reductions (1)	March 31, 2012
Producing Wells, net of impairments totaling $216,439 as of March 31, 2011	$313,266	$10,560	$-	$323,826
Accumulated depletion	(70,900)	-	(26,012)	(96,912)
Net producing wells	242,366		(26,012)	(226,914)
Undeveloped wells	79,760	243,513	(250,106)	73,167
Total oil and gas	$322,126	$254,073	$(276,119)	$300,080

Cochran #1 Well
On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of March 31, 2012, the investment totaled $226,914.

Oklahoma Project
On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provided for a 50% working interest in horizontal oil and gas drilling projects. During the year ended March 31, 2012, the Company had incurred $210,770 in acquisition of acreage and a nominal interest in one successful test well.

 On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company retained a successful test well which the Company acquired an interest in as part of its due diligence. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of March 31, 2012, the Company’s investment in the project totaled $17,664, including $10,400 in acquisition costs and lease operating expenses.

Nunnelly #1 Project
On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of March 31, 2012, $63,062 is capitalized relating to surface preparation work at the site.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Stateline

On January 25, 2011, the Company entered into a Farm out Agreement ("Agreement") with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project ("Stateline") in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company to pay a spud fee of $60,000, and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled. The Agreement required that not later than 270 days, drilling would commence on the first well. As the Company was not able to commence drilling in the agreed upon period, or negotiate with new owners, the agreement has been terminated and the investment has been written down to zero as of March 31, 2012.

4.	SALT WATER DISPOSAL FACILITY

On April 27, 2011, Imperial Oil entered into a Purchase and Sale Agreement to purchase approximately 42 acres of land, a related salt water disposal facility (”SWDF”) consisting of surface equipment, and a wellbore and associated permits, located in Wise County, Texas.  The total purchase price of $500,000 was made through a $50,000 signing payment, plus the execution of a Convertible Promissory Note totaling $450,000. The note is secured over the SWDF assets, and was convertible subsequent to a six month waiting period.

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity until the opening of the facility. As of March 31, 2012, $1,200,000, had been drawn down on this note.

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of March 31, 2012, the Company had incurred $2,109,919 in capitalized costs related to the acquisition of the facility and deepening of the well.  The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011.  A significant portion of the surface equipment was lost of which the carrying value has been reflected as an extraordinary loss in the Statement of Operations as of March 31, 2012, totaling $157,562. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility in July 2012.

On March 6, 2012, the Company obtained an additional convertible note for $125,000 for clean-up and rebuilding of the facility. As of March 31, 2012, $50,000 had been drawn down on this note.

The Company’s net investment as of March 31, 2012 is as follows:.

March 31, 2012
Purchase of salt water facility	$500,000
Additions to well	1,609,920
Loss of equipment due to lightning strike	(157,562)
Total	1,952,358

Accumulated depreciation	(126,936)
Total property and equipment related to salt water facility	$1,825,422

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

5.	NOTES PAYABLE

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

The note is repayable monthly at $9,529.59 for fifty four months at a 6% fixed interest rate, commencing on September 1, 2011.  The outstanding principal balance plus any accrued interest under the Note was convertible into common shares six months after execution of the agreement upon the option of the Holder.  The Note was convertible into the number of shares equal to the balance of the principal and interest being converted divided by a 15% discount to the daily volume weighted average price per share for the ten business days prior to the date of the conversion notice. The note is secured over the SWDF assets, and was convertible subsequent to a six month waiting period. In addition, the conversion is limited to at least $25,000 in principal and accrued unpaid interest with a maximum of $75,000 in any one calendar month.

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assuptions at each measurement date: risk-free interst rates ranging from .96% to 2.06%; expected life of 3.33 to 4.25 years; and, expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

The fair value of the derivative liability at April 27, 2012 was $623,510. The fair value as of March 31, 2012 was $509,629. The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value.  The debt discount related to the derivative totaled $450,000 at April 27,2012. Amortization totaled $84,082 for the year ended March 31, 2012.

 On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned.  The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity, until the facility officially opens. There was determined to be no beneficial conversion feature at the date of the note. As of March 31, 2012, $1,200,000 in proceeds had been received, plus an additional note for replacement and clean up of the facility totaling $125,000 was received with the same terms. As of March 31, 2012, $1,250,000 had been received related to the notes. Interest expense of $445,618 was accrued on the notes and is also included in total interest expense of $215,025 in the Statement of Operations for the year ended March 31, 2012.

Notes payable are summarized as follows:

Description	Amount

Convertible note payable	$375,544
Other convertible borrowings	1,250,000
Total borrowings	1,625,544
Less Current Portion	(95,967)
Less debt discount	(365,918)
Long term notes payable as of March 31, 2012	1,163,660

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

6.	CAPITAL STOCK

On October 31, 2007, Company completed a private placement consisting of 198,000,000 post dividend common shares sold to directors and officers for a total consideration of $3,000. On December 31, 2007, the Company completed a private placement of 49,665,000 post dividend common shares for a total consideration of $37,625. On November 3, 2009, the Company issued a stock dividend to shareholders of record whereby the Company issued sixty-five shares of its common stock for each share of common stock held by such investors (all share references in these consolidated financial statements have been retroactively adjusted for this stock dividend). On October 22, 2009, 168,300,000 post dividend common shares were returned to Treasury and cancelled, and on January 27, 2010, a further 29,465,000 post dividend common shares were returned to Treasury and cancelled, leaving an outstanding balance at March 31, 2011 of 49,900,000 common shares. On April 29, 2010, a stockholder of the Company returned 9,900,000 shares of the Company’s common stock to treasury for cancellation. As a result, the number of shares of the Company’s common stock outstanding was reduced from 49,900,000 to 40,000,000.

The Greater Garwood Project was acquired from the issuance of a $900,000 note payable. On December 10, 2010, the note payable of $900,000 plus $42,534 in accrued interest was converted to 1,625,059 shares of the Company’s common stock at $0.58 per share. The fair value of the shares on the date of exchange was $1,218,794, resulting in a loss on debt extinguishment of $276,260, which is included in other expenses in the Statement of Operations.

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

On December 31, 2010, Imperial entered into a Securities Purchase Agreement with an accredited investor. This Agreement provided that in the Investor’s sole discretion that, in addition to the first subscription of $500,000, it could subscribe for shares of the Company’s common stock until March 31, 2012, from a minimum subscription amount of $500,000 to a maximum subscription amount of $2,500,000, to be priced at a 15% discount to the Volume Weighted Average closing Price (“VWAP”) for the ten business days prior to the date of each subscription or the price of $0.6784 per share, whichever was greater.  The total subscription price of $500,000 (“First Subscription”) was paid in cash within fourteen days of the Agreement. No commission or other fee is payable. We issued all of the shares to one (1) U.S. person under the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission  under the Securities Act.

On July 8, 2011 Imperial Resources, Inc., pursuant to the Securities Purchase Agreement with an accredited investor dated December 31, 2010, entered into a second Securities Purchase Agreement with the accredited investor, by reducing the minimum subscription amount to $100,000 and then subscribing $150,000 for 532,461 shares of common stock at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.2817 per share, as mutually agreed between the Company and the accredited investor.

Following the aforementioned issuances the total number of issued shares of the Company’s common stock was 42,894,561 as of March 31, 2012.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

7.	INCOME TAXES

For the years ended March 31, 2012 and 2011, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2012, the Company has accumulated operating losses totaling approximately $1,793,000. The net operating loss carry forwards will begin to expire in 2028 if not utilized. The Company has recorded net operating losses in each year since its inception through March 31, 2012. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2012 and 2011.

Non-current deferred tax assets for the years ended March 31, are as follows:

	March 31, 2012	March 31, 2011
Net losses	$608,635	$397,831
Less valuation allowance	(608,635)	(397,831)
Net noncurrent deferred tax asset	$-	$-

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	March 31, 2012	March 31, 2011
Tax benefit at statutory income tax rate	$(210,804)	$(355,640)
Change in valuation allowance	210,804	355,640
Tax benefit reported	$-	$-

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Sydney Oil and Gas Overriding Royalty Interest

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil.  Imperial’s CEO owns an interest in and controls Sydney. At March 31, 2012 no royalties have been paid.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

10.	SUBSEQUENT EVENTS

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Following the issuance the total number of issued shares of the Company’s common stock will be 42,969,714.

In addition, the Company obtained two convertible promissory notes on May 28, 2012 and June 18, 2012, totaling $50,000 and $60,000 respectively.  The notes provide that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The notes were to continue to complete and open the SWDF.

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

As of March 31, 2012, the Company adopted the guidance in ASC 932 related to oil and gas reserve estimation and disclosures in conjunction with the year-end reserve reporting as a change in accounting principle that is inseparable from a change in accounting estimate. The impact of the adoption of this guidance on the Company’s financial statements was not practicable to estimate due to the challenges associated with computing a cumulative effect of adoption by preparing reserve reports under both the old and new guidance.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Oil and Gas Producing Activities
Estimates of total proved reserves for the producing Cochran #1 Well At March 31, 2012 and 2011, were based on December 2009 studies performed by  Grant Twanow, our former Director, President and Chief Executive Officer. Mr. Twanow was a Petroleum Reservoir Engineering Specialist based in North America with extensive experience in oil and gas joint ventures and operations. The December 2009 reserve report estimates were based on year end prices for oil and natural gas. As there were no  major discoveries or other favorable or unfavorable events since the report was issued, there was deemed no material change in the estimates of proved developed reserves for the Cochran #1 Well since the December 2009 report.

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

Capitalized Costs Relating to Oil and Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to natural gas and crude oil producing activities for Cochran #1 producing well and the total amount of related accumulated depreciation, depletion and amortization. The Company also owns a nominal interest in a test well, however, as the operations from this well are not considered material only the Cochran #1 producing well information has been presented.

	March 31, 2012	March 31, 2011
Cochran #1 Well
Capitalized costs	$242,366	$529,705
Accumulated Depletion	(26,012)	(70,900)
Impairment	-	(216,439)
Total Producing well	$226,914	$242,366

Costs Incurred in Oil and Gas Producing Activities:

	March 31, 2012	March 31, 2011
Cochran #1 Well
Acquisition costs-proved and developed-Cochran #1 Well	$313,216	$529,705
Exploration costs	-	-)
Impairments	-	(216,439)
Total Costs Incurred	$313,216	$313,216

Results of Operations from Oil and Gas Producing Activities:

All our results of operations are from the Cochran #1 Well production and sales, which are reported in the Statement of Operations for the periods ended March 31, 2012 and 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

Our proved developed reserves are summarized in the table below in Mmcfe.

	March 31, 2012	March 31, 2011
Cochran #1 Well
Beginning of the period	$198.93	$222.77
Revisions of previous estimates	-
Extensions and discoveries	-	-
Production	(14.61)	(23.84))
End of the period	$184.32	$198.93

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The December 2009 reserve report estimates were based on year end prices for oil and natural gas. As there were no  major discoveries or other favorable or unfavorable events since the report was issued, there was deemed no material change in the estimates of proved developed reserves for the Cochran #1 Well since the December 2009 report. Based on internal analysis the standardized value was estimated to be approximately $122105 as of March 31, 2012.

Management does not solely use the following information when making investment and operating decisions. These decisions are based on a number of factors, including estimates of proved reserves, and varying price and cost assumptions considered more representative of a range of anticipated economic conditions.

Standardized Measure is as follows:

	March 31, 2012	March 31, 2011
Cochran #1 Well
Future cash inflows	$416,305	$604,549
Future production costs	(126,742)	(101,432)
Future development costs	-	-
Future net cash flows	289,563	503,117
10% annual discount	(140,823)	(76,326)
Standardized measure	$148,741	$240,137

Income taxes are expected to be zero.

Changes in the Standardized Measure

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

The principal sources of change in the standardized measure of discounted future net cash flows for the years ended March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
Cochran #1 Well
Balance - beginning of year	$240,137	$1,288,000
Sales, net of operating expenses	(79,791)	(44,048	) )
Extensions and discoveries	-	-
Accretion of discount	-	-
Net changes in prices and productions costs	11,606	(1,003,815)
Revisions of prior estimates	-	-)
Balance - end of year	$148,741	$240,137

Income taxes are expected to be zero.