Form 10-Q
period 2012-06-30
Imperial Resources, Inc.
filed 2012-08-20
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 17, 2012: 43,476,197 common shares

PART I—FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2012 (unaudited) and March 31, 2012, the unaudited Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 and unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	March 31, 2012

ASSETS

Cash	$76,622	$92,464
Accounts receivable	15,747	16,583
Total Current Assets	92,369	109,047

Investment in Oil and Gas properties	288,414	300,080

Saltwater Disposal Facility	1,918,929	1,825,422

TOTAL ASSETS	$2,299,712	$2,234,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$417,480	$302,484
Current portion of long term debt	97,633	95,967
Total Current Liabilities	515,113	398,451

Notes Payable, net of discount of $340,927	1,318,951	1,163,660
Derivative liability	335,122	509,628
Total Liabilities	2,169,186	2,071,739

STOCKHOLDERS’ EQUITY:
Common stock: 500,000,000 shares authorized, at $0.001 par value; 42,969,714 shares issued and outstanding at June 30, 2012; 42,894,561 shares issued and outstanding at March 31, 2012	42,969	42,894
Capital in excess of par value	1,933,251	1,913,327
Accumulated Deficit	(1,845,695)	(1,793,411)
Total Stockholders’ Equity	130,523	162,810

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,299,712	$2,234,549

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended June 30, 2012 and 2011
(Unaudited)

	Three Months ended June 30, 2012	Three Months ended June 30, 2011

Operating Revenue:
Natural Gas and condensate	$12,980	$27,482

Operating Expenses:
Lease operating costs	5,186	4,631
Depletion	7,627	6,100
Depreciation	54,068	2,381
Accounting and audit	30,268	43,199
Director’s Fees	27,000	18,000
Professional fees	-	8,994
Travel and entertainment	4,050	3,657
Other administrative expenses	16,146	18,545
Total Operating Expenses	144,346	105,507

Loss from operations	(131,366)	(78,025)

Other Income and (Expenses):
Interest expense	(95,424)	(5,330)
Gain on derivative liability	174,507	-
Total Other Income (Expenses)	79,084	(5,330)

NET LOSS	(52,283)	(83,355)

NET LOSS PER COMMON SHARE
Basic and diluted	(0.00)	(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,956,500	40,803,297

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended June 30, 2012 and 2011
(Unaudited)
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,283)	$(83,355)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depletion expense	7,627	2,381
Depreciation expense	54,068	6,100
Discount amortization	24,991	3,081
Change in fair value of derivative liability	(174,507)	-
Changes in accounts receivable	836	1,021
Changes in accounts payable	114,996	(12,983)
Net Cash Used in Operations	(24,272)	(83,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of salt water equipment and deepening well	(143,537)	-
Net Cash Used by Investing Activities	(143,537	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes payable for salt water facility	155,000	200,000
Repayment of notes payable	(23,033)	(7,280)
Proceeds from issuance of common stock	20,000	-
Net Cash Provided by Financing Activities	(151,967)	192,720

Net Increase (Decrease) in Cash	(15,842)	(61,123)

Cash at Beginning of Period	92,464	364,891
CASH AT END OF PERIOD	76,622	303,768

Supplemental disclosures:
Cash paid for interest	5,556	2,250

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of March 31, 2012 was derived from audited financial statements. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending March 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

Exploration Expenses:
We account for our oil and gas exploration and development costs using the successful efforts method. Geological and geophysical costs are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion. Exploratory wells which discover potentially economic reserves that are in areas where a major capital expenditure would be required before production could begin, and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area, remain capitalized as long as the additional exploratory work is under way or firmly planned. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of costs of dry holes. Once a well is drilled, the determination that economic proved reserves have been discovered may take considerable time and judgment. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management's judgment to estimate the fair value of such properties

Impairment:
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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Reserves Estimates:
It should not be assumed that the present value of future net cash flows included in this Quarterly Report as of June 30, 2012 is the current market value of our estimated proved reserves. Changes in crude oil and natural gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs. Estimates of proved reserves may materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our producing oil and gas properties for impairment.

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
June 30, 2012
(Unaudited)
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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

(m) Recent Accounting Pronouncements
The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

3.	OIL AND GAS PROPERTIES

The Company has $288,414 in investments in oil and gas properties as of June 30, 2012 as follows:

	March 31, 2012	Additions	Depletion and other reductions (1)	June 30, 2012
Producing Wells	$323,826	$-	$(4,040)	$319,786
Accumulated depletion	(96,912)	-	(7,626)	(104,539)
Net producing wells	226,914		(11,666)	(215,247)
Undeveloped wells	73,166	-	-	73,167
Total oil and gas	$300,080	$-	$(11,666)	$288,414

Cochran #1 Well
On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of June 30, 2012, the investment totaled $210,687.

Oklahoma Project
On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provided for a 50% working interest in horizontal oil and gas drilling projects. During the quarter ended June 30, 2012, the Company had incurred $210,770 in acquisition of acreage and a nominal interest in one successful test well.

On January 10, 2012, Imperial Oil sold all of its acreage which had cost the Company $190,106 to acquire during 2011; approximately $160,000 acreage cost plus associated land and title costs, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company acquired an interest in a test well as part of its due diligence in Oklahoma. The Company retains its interest in this successful test well.  In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of June 30, 2012, the Company’s investment in the project totaled $14,664,  which includes the unamortized balance of the successful test well of $4,560.

Nunnelly #1 Project
On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of June 30, $63,062 is capitalized relating to surface preparation work at the site.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

Green Tide obtained a Convertible Promissory Note (“Note”) on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. In addition to the above note three additional notes of $125,000, $50,000 and $60,000 with the same terms were obtained for replacement and clean-up of the facility. As of June 30, 2012, $1,405,000 had been received related to these notes.

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

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of June 30, 2012, the Company had incurred $2,105,399 in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility within the next few months.

The Company’s net investment as of June 30, 2012 is as follows:.
June 30,, 2012
Purchase of salt water facility	$500,000
Additions to well	1,605,399
Total	2,105,399

Accumulated depreciation	(186,470)
Total property and equipment related to salt water facility	$1,918,929

5.	NOTES PAYABLE

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

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assumptions at each measurement date: risk-free interest rates ranging from .96% to 2.06%; expected life of 3.33 to 4.25 years; and, expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The fair value of the derivative liability at April 27, 2012 was $623,510. The fair value as of June 30, 2012 was $335,122. The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative totaled $450,000 at April 27, 2012, and was $340,927 as of June 30, 2012. Amortization totaled $24,991 for the three months ended June 30, 2012.

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity, until the facility officially opens. There was determined to be no beneficial conversion feature at the date of the note. In addition to the above note three additional notes of $125,000, $50,000 and $60,000 with the same terms were obtained for replacement and clean up of the facility. As of June 30, 2012, $1,405,000 had been received related to these notes.

Interest expense for the three months ended June 30, 2012 was $70,433.  Accrued interest payable totaled $232,061 and is included in accounts payable and other accrued liability.

Notes payable are summarized as follows:

Description	Amount

Convertible note payable	$352,512
Other convertible borrowings	1,405,000
Total borrowings	1,757,512
Less Current Portion	(97,633)
Less debt discount	(340,927)
Long term notes payable as of June 30, 2012	$1,318,951

6.	CAPITAL STOCK

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Following this issuance the total number of issued shares of the Company’s common stock was 42,969,714.

7.	INCOME TAXES

At June 30, 2012, the Company has accumulated operating losses totaling approximately $1,846,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of June 30, 2012.

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Sydney Oil and Gas Overriding Royalty Interest

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil. Imperial’s CEO owns an interest in and controls Sydney. At June 30, 2012 no royalties have been paid.

9.	SUBSEQUENT EVENTS

On July 31, 2012, Imperial Resources, Inc., entered into a Securities Purchase Agreement with an accredited investor, by subscribing $100,000 for 506,483 shares of common stock at a 15% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.1974 per share, as mutually agreed between the Company and the accredited investor. Following the issuance the total number of issued shares of the Company’s common stock will be 43,476,197.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

10.	GOING CONCERN

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project included one producing well known as the Cochran #1 Well. The well-produced and sold approximately 3.8 Mmcfe, net during the three months ended June 30, 2012. Remaining natural gas reserves are estimated to be approximately 181 mmcfe as of June 30, 2012. Approximately 89% of revenues for the three months ended June 30, 2012 and all revenues from 2011 are from the Cochran Well. As of June 30, 2012, the investment totaled $210,687.

Exploratory Wells

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls.  As of June 30, $63,062 is capitalized relating to surface preparation work at the site.

Oklahoma Project

On July 12, 2010, Imperial Oil entered into a participation agreement, four areas of mutual interest (AMI) agreement and joint operating agreement to acquire leases on up to 5,000 acres in Oklahoma. The agreement provided for a 50% working interest in horizontal oil and gas drilling projects. For the year ended March 31, 2012, the Company had incurred $210,770 in acquisition of acreage and a nominal interest in one successful test well.

On January 10, 2012, Imperial Oil sold all of its acreage which had cost the Company $190,106 to acquire during 2011; approximately $160,000 acreage cost plus associated land and title costs, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company acquired an interest in a test well as part of its due diligence in Oklahoma. The Company retains its interest in this successful test well.  In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of June 30, 2012, the Company’s investment in the project totaled $14,664, which includes the unamortized balance of the successful test well of $4,560.

On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any future interest in the 5,000 acres in Oklahoma. The acquired an interest in a test well as part of its due diligence. That test well proved successful and the Company has retained that interest. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of June 30, 2012, the Company’s investment in the project totaled $11,664.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. In addition to the above note three additional notes of $125,000, $50,000 and $60,000 with the same terms were obtained for replacement and clean up of the facility. As of June 30, 2012, $1,405,000 had been received related to these notes.

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

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of June 30, 2012, the Company has  incurred $2,105,399 in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility within the next few months.  Demand for disposal in the area continues to be very strong.

The Company’s net investment as of June 30, 2012 is as follows:.
June 30,, 2012
Purchase of salt water facility	$500,000
Additions to well	1,605,399
Total	2,105,399

Accumulated depreciation	(186,470)
Total property and equipment related to salt water facility	$1,918,929

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

Comparison of Fiscal three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended	Three Months Ended	Amount of Increase (Decrease)
	June 30, 2012	June 30, 2011
Operating Revenue:
Natural Gas and condensate	$12,980	$27,482	$(14,502)

Operating Expenses:
Lease operating costs	5,186	4,631	555
Depletion	7,627	6,100	1,527
Depreciation	54,068	2,381	51,687
Accounting and audit	30,268	43,199	(12,931)
Director’s Fees	27,000	18,000	9,000
Professional fees	-	8,994	(8,994)
Travel and entertainment	4,050	3,657	393
Other administrative expenses	16,146	18,545	(2,399)
Total Operating Expenses	144,346	105,507	38,839

Loss from operations	(131,366)	(78,025)	(53,341)
Other Income and (Expenses):
Interest expense	(95,424)	(5,330)	(90,094)
Gain on derivative liability	174,507	-	174,507
Total Other Income (Expenses)	79,084	(5,330)	84,414
NET LOSS	$(52,283	$(83,355)	$(31, 072)

The decrease in revenues are primarily a result of the decline in natural gas prices for the three months ended June 30, 2012 as compared to the same period in 2011.

Depreciation expense totaling $54,068 was incurred for the salt water disposal facility for the three months ended June 30, 2012 as compared to $2,381 for the three months ended June 30, 2011.

Accounting fees, professional fees and other general and administrative expenses all decreased over the comparable period as a result of management continuing to operate with very limited administrative support.

Interest expense increased for the three months ended June 30, 2012 over the comparable period as a result of increased borrowings related to the salt water disposal facility acquisition and development.

The gain on derivative liability is also related to the salt water disposal facility borrowings, which were not incurred for the three months ended June 30, 2011.

Liquidity and Capital Resources

We reported total current assets of $92,369 as of June 30, 2012, consisting of $76,622 in cash and $15,747 of accounts receivable. Current liabilities of $515,113 related to vendor payables of $417,480 and current portion of long term notes totaling $97,633. Stockholders’ equity was $130,523 at June 30, 2012.

For the six months ended June 30, 2012, cash used in operating activities was $24,272, compared to cash used in operations of $83,755 for the three months ended June 30, 2011.  For the same periods we used $143,537 and $0, respectively in cash for oil and gas and the salt water disposal property. We received $155,000 in proceeds from a promissory note for the six months ended June 30, 2012, compared to $200 received for the same period in 2011.

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

We have also obtained additional borrowing totaling $235,000 during the three months ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the first quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: August 20, 2012	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 20, 2012	By:	/s/ Mike Mackey
Mike Mackey Chief Financial Officer (Principal Financial and Accounting Officer)