Form 10-Q
period 2012-09-30
Imperial Resources, Inc.
filed 2012-11-19
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

Commission File Number: 000-53332

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 14, 2012: 42,969,714 common shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2012 (unaudited) and March 31, 2012, the unaudited Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011 and unaudited Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$26,748	$92,464
Accounts receivable	0	16,583
Total Current Assets	26,748	109,047

Investment in Oil and Gas properties	308,812	300,080

Saltwater Disposal Facility, net of accumulated depreciation	1,878,544	1,825,422

TOTAL ASSETS	$2,214,104	$2,234,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$436,079	$302,484
Current portion of long term debt	99,855	95,967
Total Current Liabilities	535,934	398,451

Notes Payable, net of discount of $317,098 and $365,918 at September 30, 2012 and March 31, 2012, respectively	1,348,301	1,163,660
Derivative liability	231,406	509,628
Total Liabilities	2,115,641	2,071,739

STOCKHOLDERS’ EQUITY:
Common stock: 500,000,000 shares authorized, at $0.001 par value; 43,469,714 shares issued and outstanding at September 30, 2012; 42,894,561 shares issued and outstanding at March 31, 2012	43,470	42,894
Capital in excess of par value	2,032,749	1,913,327
Accumulated Deficit	(1,977,757)	(1,793,411)
Total Stockholders’ Equity	98,462	162,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,214,104	$2,234,549

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months and six months ended September
 30, 2012 and 2011
(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Operating Revenue:
Natural Gas and condensate	$10,587	$20,449	$23,567	$47,931

Operating Expenses:
Lease operating costs	4,441	2,885	8,627	7,516
Depletion	7,627	37,976	15,254	11,235
Depreciation	54,068	5,136	108,136	40,357
Accounting and audit	40,772	52,376	71,040	97,648
Director’s Fees	27,000	27,000	54,000	45,000
Other administrative expenses	9,723	7,198	25,869	36,321
Total Operating Expenses	143,631	132,571	287,976	238,077

Loss from operations	(133,044)	(112,122)	(264,409)	(190,146)

Other Income and (Expenses):
Interest expense	(102,732)	(76,532)	(198,156)	(263,822)
Gain on derivative liability	103,715	10,089	278,222	133,519
Total Other Income (Expenses)	983	(66,443)	80,066	(130,303)

Net Loss before extraordinary item	(132,061)	(178,565)	(184,343)	(178,565)
Extraordinary loss due to fire	-	(157,562)	-	(157,562)

NET LOSS	$(132,061)	$(336,127)	$(184,343)	$(320,449)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	43,305,534	42,854,048	43,131,017	42,609,418

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended September 30, 2012 and 2011
(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,344)	$(478,011)
Add back Extraordinary Loss		157,562
Net loss before extraordinaty loss	(184,344)	(320,449)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depletion expense	15,254	11,235
Depreciation expense	108,136	40,357
Discount amortization	49,831	12,061
Change in fair value of derivative liability	(278,222)	33751
Gain on note payable conversion to common stock	-	(133,519)
Changes in accounts receivable	16,583	4,975
Changes in accounts payable	133,595	329,262
Net Cash Used in Operations	(139,167)	(22,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of salt water facility	-	(50,000)
Purchase of salt water equipment and deepening well	(157,220)	(1,365,956)
Investments in oil and gas properties	(28,025)	(237,664)
Net Cash Used by Investing Activities	(185,245)	(1,653,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties		150,000
Proceeds from Notes payable for salt water facility	185,000	1,373,510
Repayment of notes payable	(46,304)	(29,340)
Proceeds from issuance of common stock	120,000
Net Cash Provided by Financing Activities	258,696	1,494,170
Net Increase (Decrease) in Cash	(65,716)	(181,777)
Cash at Beginning of Period	92,464	364,891
CASH AT END OF PERIOD	$26,748	$183,114
Supplemental disclosures:
Cash paid for interest	$13,015	$6,530
Purchase of salt water disposal facility through issuance of note payable	$-	$450,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company was organized for the purpose of acquiring and exploring a mineral property and later abandoned it. The Company has decided to focus its core activities on development and exploration of oil and gas assets in the United States through its wholly-owned subsidiary Imperial Oil & Gas Inc. (“Imperial Oil” or “IOG”) which was formed under the laws of the State of Delaware on January 8, 2010. Big Dig Operating, Inc., (“Big Dig”) was formed June 13, 2011 for the purpose of operating a salt water disposal facility, and is a wholly owned subsidiary of Imperial Oil & Gas, Inc. In addition, Green Tide Water Disposal, Ltd. (“Green Tide”) was formed on June 15, 2011, as a limited partnership with Imperial Oil and Gas, Inc. owning a 99% limited partnership interest, and Big Dig owning a 1% general partnership interest. Green Tide has obtained a promissory note, the funds from which shall be applied solely for the purpose of bringing the salt water disposal facility back in to commercial operations, servicing associated liabilities existing at time and marketing services of the facility.

The Company has to date engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

On April 27, 2011, the Company purchased a salt water disposal facility. The Company has deepened the facility disposal well to a depth currently approved by the Texas Railroad Commission, and has openned the facility in September 2012   and is disposing of produced  salt water from third party operating wells in the area.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of March 31, 2012 was derived from audited financial statements. The results of operations for the six months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending March 31, 2013.

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

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out in  Oklahoma and Texas.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

(c)	Concentrations

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

Reserves Estimates:
It should not be assumed that the present value of future net cash flows included in this Quarterly Report as of September 30, 2012 is the current market value of our estimated proved reserves. Changes in crude oil and natural gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs. Estimates of proved reserves may materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our producing oil and gas properties for impairment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONT'D

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

(m) Recent Accounting Pronouncements
The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

3.	OIL AND GAS PROPERTIES

The Company has $308,812 in investments in oil and gas properties as of September 30, 2012  as follows:

3.	OIL AND GAS PROPERTIES - CONT'D

	March 31, 2012	Additions	Depletion and other reductions (1)	September 30, 2012
Producing Wells	$323,826	$28,024	$-4,040	$347,810
Accumulated depletion	(96,912)	-	(15,252)	(112,164)
Net producing wells	226,914	28,024	(19,292)	235,646
Undeveloped wells	73,166	-	-	73,166
Total oil and gas	$300,080	$28,024	$(19,292)	$308,812

Cochran #1 Well
On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of September 30, 2012, the investment totaled $210,687.

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

On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company retained its interest in a successful test well which the Company acquired as part of its due diligence. In addition, the Company has the right to acquire new acreage in a new 5,000 acre area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of September 30, 2012, the Company’s investment in the project totaled $14,664.

Nunnelly #1 Project
On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of September 30, $63,062 is capitalized relating to surface preparation work at the site.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity until the opening of the facility. As of June 30, 2012, $1,200,000, had been drawn down on this note. On March 6, 2012, the Company obtained an additional convertible note for $125,000 for clean-up and rebuilding of the facility.

4.	SALT WATER DISPOSAL FACILITY - CONT'D

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of September 30, 2012, the Company had incurred $2,105,399  in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility within the next few months.

The Company’s net investment as of September 30, 2012 is as follows:
September 30, 2012
Purchase of salt water facility	$500,000
Additions to well	1,619,082
Total	2,119,082

Accumulated depreciation	(240,538)
Total property and equipment related to salt water facility	$1,878,544

5.	NOTES PAYABLE

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

The fair value of the derivative liability at April 27, 2012 was $623,510. The fair value as of September 30, 2012 was $231,406. The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative totaled $450,000 at April 27, 2012, and was $317,098 as of September 30, 2012. Amortization totaled $23,829 for the three months ended September 30, 2012.

5.	NOTES PAYABLE - CONT'D

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity, until the facility officially opens. There was determined to be no beneficial conversion feature at the date of the note. In addition to the above note three additional notes of $125,000, $50,000,  $60,000,  and $20,000 with the same terms were obtained for replacement and clean up of the facility. As of September 30, 2012, $1,425,000 had been received related to these notes.

Interest expense for the three months ended September 30, 2012 was $70,433.  Accrued interest payable totaled $232,061 and is included in accounts payable and other accrued liability.

Notes payable are summarized as follows:

Description	Amount

Convertible note payable	$430,254
Other convertible borrowings	1,335,000
Total borrowings	1,765,254
Less Current Portion	(99,855)
Less debt discount	(317,098)
Long term notes payable as of September 30, 2012	$1,348,301

6.	CAPITAL STOCK

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

6.	CAPITAL STOCK - CONT'D

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share.Additionally, in August 2012, the company completed another private placement with an accredited investor by issuing 500,000  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement , this price being $.20 per share.

7.	INCOME TAXES

At September 30, 2012, the Company has accumulated operating losses totaling approximately $1,846,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of September 30, 2012.

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Sydney Oil and Gas Overriding Royalty Interest

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil. Imperial’s CEO owns an interest in and controls Sydney. At September 30, 2012 no royalties have been paid.

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project included one producing well known as the Cochran #1 Well. The well-produced and sold approximately 3.8 Mmcfe, net during the three months ended June 30, 2012. Remaining natural gas reserves are estimated to be approximately 181 mmcfe as of June 30, 2012. Approximately 89% of revenues for the six months ended Sepetmber 30, 2012 and all revenues from 2011 are from the Cochran Well. As of June 30, 2012, the investment totaled $210,687.

Exploratory Wells

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. As of September 30, $63,062 is capitalized relating to surface preparation work at the site.

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
On January 10, 2012, Imperial Oil sold all of its acreage which had cost the Company $190,106 to acquire during 2011; approximately $160,000 acreage cost plus associated land and title costs, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company acquired an interest in a test well as part of its due diligence in Oklahoma. The Company retains its interest in this successful test well. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of September 30, 2012, the Company’s investment in the project totaled $14,664, which includes the unamortized balance of the successful test well of $4,560.

On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any interest in the 5,000 acres in Oklahoma. The Company acquired an interest in a test well as part of its due diligence. That test well proved successful and the Company has retained that interest. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of September 30, 2012, the Company’s investment in the project totaled $11,664.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. In addition to the above note three additional notes of $125,000, $50,000,  $60,000 and $20,000 with the same terms were obtained for replacement and clean up of the facility. As of September 30, 2012, .

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

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of September 30, 2012, the Company has incurred $2,119,082in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company anticipates the testing and opening of the facility within the next few months. Demand for disposal in the area continues to be very strong.

The Company’s net investment as of September 30, 2012 is as follows:
September 30, 2012
Purchase of salt water facility	$500,000
Additions to well	1,619,082
Total	2,119,082

Accumulated depreciation	(240,538)
Total property and equipment related to salt water facility	$1,878,544

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

Comparison of Fiscal six months ended September 30, 2012 and 2011, respectively:

	Six Months ended	Six Months ended	Amount of Increase
	September 30, 2012	September 30, 2011	(Decrease)

Operating Revenue:
Natural Gas and condensate	$23,567	$47,931	$(24,364)

Operating Expenses:
Lease operating costs	8,627	7,516	1,111
Depletion	15,254	11,235	4,019
Depreciation	108,136	40,357	67,779
Accounting and audit	71,040	97,648	(26,608)
Director’s Fees	54,000	45,000	9,000
Professional fees		-
Travel and entertainment		-
Other administrative expenses	25,869	36,321	(10,452)
Total Operating Expenses	287,976	238,077	49,899

Loss from operations	(264,409)	(190,146)	(74,263)

Other Income and (Expenses):
Interest expense	(198,156)	(263,822)	65,666
Gain on derivative liability	278,222	133,519	144,703
Total Other Income (Expenses)	80,066	(130,303)	210,369

Net Loss before extraordinary item	(184,343)	(178,565)	(5,778)
Extraordinary loss due to fire	-	(157,562)	157,562

NET LOSS	$(184,343)	$(320,449)	$136,106

The decrease in revenues are primarily a result continued depresed natural gas prices for the three months ended June 30, 2012 as compared to the same period in 2011 as well as what is believed to be a continued scaling problem with the well, which requires a regular maintenance procedure yet to be scheduled by the operator of the well .

Depreciation expense totaling $108,136 was incurred for the salt water disposal facility for the six months ended September 30, 2012 as compared to $54,068 for the six months ended September 30, 2011.

Accounting fees, professional fees and other general and administrative expenses all decreased over the comparable period as a result of management continuing to operate with very limited administrative support.

Interest expense increased for the six months ended September 30, 2012 over the comparable period as a result of increased borrowings related to the salt water disposal facility acquisition and development.

The gain on derivative liability is also related to the salt water disposal facility borrowings, which were not incurred for the six months ended September 30, 2011.

Liquidity and Capital Resources

We reported total current assets of $26,748 as of September 30, 2012, consisting of cash. Current liabilities of $602,991 related to vendor payables of $503,136 and current portion of long term notes totaling $99,855. Stockholders’ deficit was ($2,519) at September 30, 2012.

For the six months ended September 30, 2012, cash used in operating activities was $103,453, compared to cash used in operations of $83,755 for the six months ended June 30, 2011. For the same periods we used $185,245 and $170,088, respectively in cash for oil and gas and the salt water disposal property. We received $259,363 in proceeds from a promissory note for the six months ended September 30, 2012, compared to $200,000 received for the same period in 2011.

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

We have also obtained additional borrowing totaling $255,000 during the six months ended September 30, 2012.

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Additionally, in August  the Company completed another private placement with an accredited investor by issuing 500,000  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement , this price being $.20 per share.

Over the last 12 months the Company has raised capital and debt of approximately $375,000 in difficult capital markets.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the second quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Additionally, in August  the company completed another private placement with an accredited investor by issuing 500,000  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement , this price being $.20 per share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to the two investors noted above pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
*To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: November 19, 2012	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 19, 2012	By:	/s/ Robert Bintliff
Robert Bintliff Chief Financial Officer (Principal Financial and Accounting Officer)