Form 10-Q/A
period 2011-06-30
Imperial Resources, Inc.
filed 2013-03-01
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2011: 42,362,100 common shares

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 18, 2011 (“Original Filing”). The amendments are set forth below:

The Company restated the financial statements for the quarter ended June 30, 2011 due to the Company’s change in treatment for convertible promissory note totaling $450,000. The derivative liability regarding Legion convertible debt bifurcated form note was misstated. The effect of this misstatement was an incorrect presentation of derivative liability, interest expense and gain or loss on mark to market.

Except to the extent required to reflect the above-referenced revisions, this Amendment No. 1 continues to describe the Company as of the date of the Original Filing, and does not update disclosures to reflect events that occurred after the date of the Original Filing. Accordingly, this Amendment No.1 should be read in conjunction with the Original Filing and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

INDEX
		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and March 31, 2010	5

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	7

	Notes to Consolidated Financial Statements	8 to 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
		24
Item 4T.	Controls and Procedures
		24
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	[RESERVED]	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NOTE:  These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2011 (unaudited) and March 31, 2011, the Unaudited Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(Restated) June 30, 2011	Year Ended March 31, 2011
Assets

Current assets:
Cash and cash equivalents	$303,768	$364,891
Accounts receivable	27,482	28,503
Total Current Assets	331,250	393,394

Investment in oil and gas properties, net	436,113	322,126

Property and equipment-Salt Water Disposal Facility, net	497,619	-

Total Assets	$1,264,982	$715,520

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$69,722	$82,697
Current portion of notes payable	90,410	-
Total Current Liabilities	160,132	82,697

Notes Payable, net of discount of $441,550	110,760	-
Derivative Liability	500,080	-

Total Liabilities	770,972	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,362,100 shares issued and outstanding at June 30, 2011and March 31, 2011	42,362	42,362
Additional paid-in capital	1,763,849	1,763,858
Accumulated deficit	(1,312,201)	(1,173,397)
Total Stockholders’ Equity	494,010	632,823

Total Liabilities and Stockholders’ Equity	$1,264,982	$715,520

The accompanying notes are an integral part of these consolidated financial statement.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For three months ended June 30, 2011 and 2010
(Unaudited)

	(Restated) Three Months	Three Months
	ended	ended
	June 30 ,2011	June 30, 2010

REVENUES
Oil and gas revenue	$27,482	$21,189
Operating Expenses:
Lease operating costs	4,631	4,670
Repairs and Maintenance	11,079	-
Depreciation	2,381	-
Depletion	6,100	1,288
Professional Fees	52,193	3,725
Other Administrative Expenses	29,123	4,053
Total Operating Expenses	105,507	13,736

(LOSS) INCOME FROM OPERATIONS	(78,025)	7,453

Other Income and (Expenses):
Interest expense	(184,209)	(11,250)
Gain on derivative liability	123,430	-
Total other income (expense)	(60,779)	(11,250)

NET LOSS	$(138,804)	$(3,797)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,362,100	40,000,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For three months ended June 30, 2011 and 2010
(Unaudited)
	(Restated) Three Months	Three Months
	ended	ended
	June 30 ,2011	June 30, 2010

Cash flows from operating activities:
Net Loss	$(138,804)	$(3,797)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Capital contributions - expenses	-	3,900
Amortization of discount and interest expense	181,960	-
Gain on derivative liability	(123,430)	-
Depletion and depreciation expense	8,481	1,288

Changes in operating assets and liabilities:
Changes in accounts receivable	1,021	(21,189)
Changes in accounts payable	(12,983)	15,358
Net cash used in operating activities	(83,755)	(4,440)

Cash flows used in investing activities:
Investments in oil and gas properties	(120,088)	(900,000)
Purchase of saltwater disposal facility	(50,000)	-
Net cash used in investing activities	(170,088)	(900,000)

Cash flows from financing activities:
Loans from related parties	-	4,440
Notes payable	200,000	900,000
Repayments of notes payable	(7,280)	-
Net cash provided by financing activities	192,720	904,440

Net decrease in cash and cash equivalents	(61,123)	-
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$303,768	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,250	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative liability	$623,510
Purchase of saltwater disposal facility through issuance of note payable	$450,000

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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
June 30, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) – Continued

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
June 30, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - Continued

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
The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments with embedded conversion features of debt that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for the related embedded conversion feature is determined using the Black-Scholes Option Pricing Model. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - Continued

(o)	Recent Accounting Pronouncements – continued

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL PROPERTY AND EQUIPMENT - Continued

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

June 30, 2011
Purchase of salt water facility	$500,000
Depreciation expense and accumulated depreciation	(2,381)
Total property and equipment related to salt water facility	$497,619

4.	NOTES PAYABLE (RESTATED)

Legion Note

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

Legion Note Derivative Liability

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assuptions at each measurement date: risk-free interest rates ranging from 2.06% to 2.74%; expected life of 4.08 to 4.25 years; and, expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

The fair value of the derivative liability at April 27, 2011 was $623,510; and at June 30, 2011, $500,080.  The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative liability totaled $450,000 at April 27, 2011. Amortization totaled $8,450 for the period ended June 30, 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

4.	NOTES PAYABLE (RESTATED) - Continued

Quarry Bay Note

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. There was determined to be no beneficial conversion feature at the date of the note. As of June 30, 2011, $200,000 in partial proceeds had been received.

Notes payable are summarized as follows:

Description	Amount

Legion Note	$442,720
Quarry Bay Note	200,000
Total borrowings	642,720
Less: Current Portion	(90,410)
Less: Debt Discount	(441,550)
Notes payable as of June 30, 2011	$110,760

5.	GOING CONCERN

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

6.	INCOME TAXES (RESTATED)

At June 30, 2011, the Company has accumulated operating losses totaling approximately $1,315,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of June 30, 2011.

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
(Unaudited)

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

9.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for matters related to the following previously reported items:

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

This note was originally accounted for using ASC 470-20 by recording a discount on the note payable based on the related intrinsic value. However, this instrument should have been accounted for under ASC 815-15, whereby the Company bifurcates the conversion feature and records it at its fair value, with changes in fair value being reported in the statement of operations. The effects of this change on the Balance Sheet, Statement of Operations, and Cash Flows Statement, are shown below:

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

9.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Balance Sheet
	June 30, 2011
	Previously Reported	Adjustments	As Restated

Assets

Current assets:
Cash and cash equivalents	$303,768		$303,768
Accounts receivable	27,482		27,482
Total Current Assets	331,250		331,250

Investment in oil and gas properties, net	436,113		436,113

Property and equipment – Salt Water Disposal Facility, net	497,619		497,619

Total Assets	1,264,982		1,264,982

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$69,722	$-	$69,722
Current portion of notes payable	90,410		90,410
Total Current Liabilities	160,132		160,132

Notes payable , net of discount	473,573	(362,813)	110,760
Derivate Liability	-	500,080	500,080

Total Liabilities	633,705	137,267	692,235

Stockholders’ equity:
500,000,000 shares authorized, $0.001 par value, ; 42,362,100 shares issued and outstanding at June 30, 2011and March 31, 2011	42,362		42,362
Additional-paid-in capital	1,845,676	(81,827)	1,763,849
Accumulated deficit	(1,256,761)	(55,440)	(1,312,201)

Total Stockholders' Equity	631,277	(137,267)	572,747

Total Liabilities and Stockholders' Equity	$1,264,982	$-	$1,264,982

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

9.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statement of Operations
	Three Months Ended June 30, 2011
	Previously Reported	Adjustments		As Restated

REVENUES
Oil and gas revenue	$27,482	$		$27,482

Operating Expenses:
Lease operating costs	4,631			4,631
Repairs and Maintenance	11,079			11,079
Depreciation	2,381			2,381
Depletion	6,100			6,100
Professional Fees	52,193			52,193
Other Administrative Expenses	29,123			29,123
Total Operating Expenses	105,507		-	105,507

(LOSS) INCOME FROM OPERATIONS	(78,025)		-	(78,025)

Other Income and (Expenses):
Interest expense	(5,330)		(178,879)	(184,209)
Gain on derivative liability	-		123,430	123,430
Total other income (expense)	(5,330)		(55,449)	(60,779)

NET LOSS	(83,355)		(55,449)	(138,804)

NET LOSS PER COMMON SHARE
Basic and diluted	(0.00)		(0.00)	(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,362,100			42,362,100

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

9.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statement of Cash Flows
	Three Months Ended June 30, 2011
	Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(83,355)	$(55,449)	$(138,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-		-
Amortization of discount and interest expense	3,081	178,879	181,960
Gain on derivative liability	-	(123,430)	(123,430)
Depletion and depreciation expense	8,481		8,481
Changes in operating assets and liabilities:
Changes in accounts receivable	1,021		1,021
Changes in accounts payable	(12,983)		(12,983)
Net cash used in operating activities	(83,755)	-	(83,755)

Cash flows used in investing activities:
Investments in oil and gas properties	(120,088)		(120,088)
Purchase of saltwater disposal facility	(50,000)		(50,000)
Net cash used in investing activities	(170,088)	-	(170,088)

Cash flows from financing activities:
Loans from related parties	-		-
Notes payable	200,000		200,000
Repayments of notes payable	(7,280)		(7,280)
Net cash provided from financing activities	192,720		192,720

Net decrease in cash and cash equivalents	(61,123)	-	(61,123)
Cash and cash equivalents at the beginning of period	364,891		364,891
Cash and cash equivalents at the end of period	303,768		303,768

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	2,250	-	2,250
Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative Liability	-	623,510	623,510
Purchase of saltwater disposal facility through issuance of note payable	450,000	-	450,000

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

10.	SUBSEQUENT EVENTS (RESTATED)

On July 8, 2011, Imperial Resources, Inc., pursuant to the Securities Purchase Agreement with an accredited investor dated December 31, 2010, entered into a second Securities Purchase Agreement with the accredited investor, by subscribing $150,000 for 532,461 shares of common stock at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.2817 per share, as mutually agreed between the Company and the accredited investor. Following the issuance, the total number of issued shares of the Company’s common stock will be 42,894,561.

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

In addition, the Company obtained three convertible promissory notes on March 6, 2012, May 28, 2012 and June 18, 2012, totaling $125,000, $50,000, and $60,000 respectively. The notes provide that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The notes were to continue to complete and open the SWDF.

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

Comparison of Fiscal three months ended June 30, 2011 and 2010:

	2011	2010	Increase (decrease)
Oil and gas revenue	$27,482	$21,189	$6,293
Operating Expenses:
Lease operating costs	4,631	4,670	(39)
Hydro repairs and operations	11,079	-	11,079
Depreciation	2,381	-	2,381
Depletion	6,100	1,288	4,812
Accounting and audit	43,199	3,725	39,474
Director’s fees	18,000	-	18,000
Professional Fees	8,994	-	8,994
Travel and Entertainment	3,657	-	3,657
Other Administrative Expenses	7,467	4,053	3,414
Total Operating Expenses	105,507	13,736	91,771

Interest expense	(184,209)	(11,250)	172,959
Gain on derivative liability	123,430	-	123,430

NET LOSS	$(138,804)	$(3,797)	$135,007

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

Interest expense increased to $184,209 for the three month period ended June 30, 2011 from $11,250 for the same period ended June 30, 2010. The increase is a result of increased borrowing related to the salt water disposal facility including discount amortization in the amount of $8,450.

Liquidity and Capital Resources

We reported total current assets of $331,250 as of June 30, 2011, consisting of $303,768 in cash and $27,482 of accounts receivable. Current liabilities of $160,132 related to vendor payables and current portion of long term notes. Stockholders’ equity is $494,010 at June 30, 2011.

For the three months ended June 30, 2011and 2010, we used $83,755 and $4,400, respectively, in cash for operating activities. For the same periods we used $170,088 and $900,000, respectively in cash for oil and gas and salt water disposal property in 2011. We received $200,000 in proceeds from a promissory note for the three months ended June 30, 2011, compared to $900,000 received in 2010.  The $900,000 note was subsequently converted to common stock in December 2010.

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

Not applicable.

ITEM 4T.                              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the quarterly period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives, and (2) lack of technical expertise to account for complex financial instruments. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide on management’s report on this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our inadequate segregation of duties and lack of sufficient accounting technical expertise, we have retained an outside consultant to act as our Chief Financial Officer, and we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Name
3.1(1)	Certificate of Incorporation
3.2(1)	Articles of Incorporation
3.3(1)	By-laws
3.4(8)	Certificate of filing of Green Tide Water Disposal Ltd., dated June 15, 2011
10.1(7)	Cochran #1 Well and Greater Garwood Prospect Reservoir Evaluation, dated December 22, 2009.
10.2(2)	Carry Agreement, dated October 27, 2009, between Baytor Energy LLC and Coach Capital, LLC
10.3(3)	Net Profits Agreement, dated January 19, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.4(4)	Supply of Services Agreement, dated April 1, 2010, between Sydney Oil & Gass, LLC, Robert R. Durbin and Imperial Oil and Gas, Inc.
10.5(4)	Consulting Services Agreement, dated April 1, 2010, between Mara Energy, LLC and Imperial Oil and Gas, Inc.
10.6(8)	Nunnelly Farmout Agreement
10.7(6)	Note Conversion Agreement dated as of December 10, 2010, made by and among Imperial Oil and Gas, Inc.,, and Coach Capital, LLC
10.8(6)	Securities Purchase Agreement dated December 31, 2010, pursuant to a private offering of $500,000 worth of common stock
10.9(8)	Stateline Letter of Agreement dated January 20, 2011
10.10(8)	Convertible Promissory Note from Quarry Bay Capital, LLC, dated June 17, 2011
10.11(5)	Husky Letter Agreement dated July 10, 2011
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema

(1)	Incorporated by reference from our Registration Statement on Form S-1 filed on July 7, 2008.
(2)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on January 22, 2010.
(3)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on February 1, 2010.
(4)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on April 6, 2010.
(5)	Incorporated by reference to exhibits previously filed on our Current Report on Form 8-K filed on July 16, 2010.
(6)	Incorporated by reference to exhibits previously filed on our Quarterly Report on Form 10Q filed on February 18, 2011.
(7)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 9, 2010
(8)	Incorporated by reference to exhibits previously filed on our Annual Report on Form 10K filed on July 14, 2011

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: February 28, 2013	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 28, 2013	By:	/s/ Bob Bintliff
Bob Bintliff Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)