Form 10-Q/A
period 2011-09-30
Imperial Resources, Inc.
filed 2013-03-01
CIK 1435394

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 21, 2011 (“Original Filing”). The amendments are set forth below:

The Company restated the financial statements for the quarter ended September 30, 2011 due to the Company’s change in treatment for convertible promissory note totaling $450,000 (the Note which was executed in April 2011). The derivative liability regarding Legion convertible debt bifurcated form note was misstated. The effect of this misstatement was an incorrect presentation of derivative liability, interest expense and gain or loss on mark to market.

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

 IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Restated) September 30, 2011	Year Ended March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$183,114	$364,891
Accounts receivable	23,528	28,503
Total Current Assets	206,642	393,394

Investment in oil and gas properties, net	548,555	322,126

Property and equipment-Salt Water Disposal Facility, net	1,668,037	-

Total Assets	$2,423,234	$715,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$411,959	$82,697
Current portion of notes payable	92,633	-
Total Current Liabilities	504,592	82,697

Notes Payable, net of discount of $416,249	1,111,783	-
Derivative Liability	489,991

Total Liabilities	2,106,366	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,894,561 and 42,362,100 shares issued and outstanding at September 30, 2011and March 31, 2011, respectively	42,894	42,362
Additional paid-in capital	1,913,321	1,763,858
Accumulated deficit	(1,639,347)	(1,173,397)
Total Stockholders’ Equity	316,868	632,823

Total Liabilities and Stockholders’ Equity	$2,423,234	$715,520

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and six months ended September 30, 2011 and 2010
(Unaudited)

	(Restated) Three Months	Three Months	(Restated) Six Months	Six Months
	ended	ended	ended	ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES
Oil and gas revenue	$20,449	$46,445	$47,931	$67,634

Operating Expenses:
Lease operating costs	2,884	39,153	18,594	43,823
Depreciation	37,976	-	40,357	-
Depletion	5,136	1,288	11,236	2,576
Professional Fees	52,376	1,775	104,569	5,500
Directors fees	27,000	-	27,000	-
Other Administrative Expenses	7,198	4,672	36,321	8,725
Total Operating Expenses	132,570	46,888	238,077	60,624

(LOSS) INCOME FROM OPERATIONS	(112,121)	(443)	(190,146)	7,010

Other Income and (Expenses):
Interest expense	(67,552)	(11,250)	(251,761)	(22,500)
Gain on derivate liability	10,089		133,519
Total Other Income (Expense)	(57,463)	(11,250)	(118,242)	(22,500)

Net Loss Before Extraordinary Items	(169,584)	(11,693)	(308,388)	(15,490)

Extraordinary loss due to fire	(157,562)	-	(157,562)	-

NET LOSS	$(327,146)	$(11,693)	$(465,950)	$(15,490)

Net (loss) income before extraordinary items per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Extraordinary loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,854,048	40,000,000	42,609,418	40,000,000

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the six months ended September 30, 2011 and 2010
(Unaudited)

	(Restated) Six Months	Six Months
	ended	ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net Loss	$(465,950)	$(15,490)
Add back extraordinary loss	157,562	-
Net loss before extraordinary loss	(308,384)	(15,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-	7,800
Amortization of discount and interest expense	207,261	-
Gain on derivative liability	(133,519)
Depletion and depreciation expense	51,592	2,576
Changes in operating assets and liabilities:
Changes in accounts receivable	4,975	(67,634)
Changes in accounts payable and accrued expenses	329,262	61,961
Net cash provided by (used in) operating activities	151,183	(10,787)

Cash flows used in investing activities:
Investments in oil and gas properties	(237,664)	(900,000)
Purchase of fixed assets-salt water disposal well	(1,365,956)	-
Purchase of saltwater disposal facility	(50,000)	-
Net cash (used in) investing activities	(1,653,620)	(900,000)

Cash flows from financing activities:
Loans from related parties	-	10,787
Proceeds from sale of common stock	150,000	-
Notes payable	1,200,000	900,000
Repayments of notes payable	(29,340)	-
Net cash provided from financing activities	1,320,660	910,787

Net decrease in cash and cash equivalents	(181,777)	-
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$183,114	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,530	$-
Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative liability	$623,510
Purchase of salt water disposal facility through issuance of note payable	$450,000	-

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
September 30, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - cont'd

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
September 30, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - cont'd
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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

4.	NOTE PAYABLE - Continued

Legion Note Derivative Liability

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assuptions at each measurement date: risk-free interst rates ranging from .96% to 2.74%; expected life of 3.83 to 4.25 years; and, expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

The fair value of the derivative liability at April 27, 2011 was $623,510; and at September 30, 2011, $489,991.  The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative liability totaled $450,000 at April 27, 2011. Discount amortization totaled $33,751 for the six month period ended September 30, 2011.

Quarry Bay Note

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. There was determined to be no beneficial conversion feature at the date of the note. As of September 30, 2011, notes payable are summarized as follows:

Description	Amount

Legion Note	$420,665
Quarry Bay Note	1,200,000
Total borrowings	1,620,665
Less Current Portion	(92,633)
Less debt discount	(416,249)
Notes payable as of September 30, 2011	1,111,783

5.	STOCKHOLDERS’ EQUITY

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

7.	INCOME TAXES (RESTATED)

At September 30, 2011, the Company has accumulated operating losses totaling approximately $1,639,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of September 30, 2011.

8.	COMMITMENTS AND CONTINGENCIES

Stateline

On January 25, 2011, the Company entered into a Farmout Agreement with a private oil and gas exploration company, for the right to earn acreage by drilling up to four wells in an infill development project (“Stateline) in the existing Sawyer Field, in Lea County, New Mexico. The Agreement required the Company’s subsidiary to pay a the fee of $60,000 for the farmout agreement and to drill between one and four wells to earn a 77% net revenue interests in 40 acres for each well drilled, subject to a reservation by the assigning party of a 10% working interest in each well drilled. As of September 30, 2011, the Company has invested $60,000 related to the spud fee. The Company’s capital expenses for the first well are estimated to be $3,000,000.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

10.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Balance Sheet
	September 30, 2011
	Previously Reported	Adjustments	As Restated

Assets

Current assets:
Cash and cash equivalents	$183,114		$183,114
Accounts receivable	23,528		23,528
Total Current Assets	206,642		206,642

Investment in oil and gas properties, net	548,555		548,555

Property and equipment – Salt Water Disposal Facility, net	1,668,037		1,668,037

Total Assets	$2,423,234		$2,423,234

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued liabilities	$411,959	$-	$411,959
Current portion of notes payable	92,633		92,633
Total Current Liabilities	504,592		504,592
Notes payable , net of discount of $416,249	1,458,274	(346,491)	1,111,783
Derivate Liability	-	489,991	489,991

Total Liabilities	1,962,866	143,500	2,106,366

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,894,561 and 42,362,100 shares issued and outstanding at September 30, 2011and March 31, 2011	42,894		42,894
Additional-paid-in capital	1,995,144	(81,823)	1,913,321
Accumulated deficit	(1,577,670)	(61,677)	(1,639,347)
Total Stockholders' Equity	460,368	(143,500)	316,868

Total Liabilities and Stockholders' Equity	$2,423,234	$-	$2,423,234

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

10.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statements of Operations
	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

REVENUES

Oil and gas revenue	20,449		20,449	47,931		47,931

Operating Expenses:
Lease operating costs	4,485	(1,601)	2,884	7,516	11,078	18,594
Depreciation	37,976		37,976	40,357		40,357
Depletion	5,136		5,136	11,235	1	11,236
Professional Fees	50,671	1,705	52,376	97,648	6,921	104,569
Directors fees	27,000		27,000	45,000	(18,000)	27,000
Other Administrative Expenses	7,325	(127)	7,198	36,321		36,321
Total Operating Expenses	132,593	(22)	132,570	238,077		238,077

(LOSS) INCOME FROM OPERATIONS	(112,144)		(112,121)	(190,146)		(190,146)

Other Income and (Expenses):
Interest expense	(44,507)	(23,045)	(67,552)	(56,561)	(195,200)	(251,761)
Gain on derivate liability	-	10,089	10,089	-	133,519	133,519
Total Other Income (Expense)	(44,507)		(57,463)	(56,561)		(118,242)

Net Loss Before Extraordinary Items	(156,651)	(12,933)	(169,584)	(246,707)	(61,681)	(308,388)
Extraordinary loss due to fire	(157,562)		(157,562)	(157,562)		(157,562)

NET LOSS	(314,213)	(12,933)	(327,146)	(404,269)	(61,681)	(465,950)

Net (loss) income before extraordinary items per common share (basic and diluted)	(0.00)		(0.00)	(0.01)		(0.01)
Extraordinary loss per common share (basic and diluted)	(0.00)		(0.00)	(0.00)		(0.00)
Net loss per common share (basic and diluted)	(0.01)		(0.01)	(0.01)		(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,854,048		42,854,048	42,609,418		42,609,418

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

10.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statement of Cash Flows
	Six Months Ended September 30, 2011
	Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(404,269)	$(61,681)	$(465,950)
Add back extraordinary loss	157,562		157,562
Net loss before extraordinary loss	(246,707)		(308,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-		-
Amortization of discount and interest expense	12,061	195,200	207,261
Gain on derivative liability	-	(133,519)	(133,519)
Depletion and depreciation expense	51,592		51,592
Changes in operating assets and liabilities:
Changes in accounts receivable	4,975		4,975
Changes in accounts payable	329,262		329,262
Net cash used in operating activities	151,183	-	151,183

Cash flows used in investing activities:
Investments in oil and gas properties	(237,664)		(237,664)
Purchase of fixed assets-salt water disposal well	(1,365,956)		(1,365,956)
Purchase of saltwater disposal facility	(50,000)		(50,000)
Net cash used in investing activities	(1,653,620)	-	(1,653,620)

Cash flows from financing activities:
Loans from related parties	-		-
Proceeds from sale of common stock	150,000		150,000
Notes payable	1,200,000		1,200,000
Repayments of notes payable	(29,340)		(29,340)
Net cash provided from financing activities	1,320,660		1,494,170

Net decrease in cash and cash equivalents	(181,777)	-	(181,777)
Cash and cash equivalents at the beginning of period	364,891		364,891
Cash and cash equivalents at the end of period	183,114		183,114

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	6,530		6,530
Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative Liability		623,510	623,510
Purchase of saltwater disposal facility through issuance of note payable	450,000		450,000

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

11.	SUBSEQUENT EVENTS

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

Comparison of Fiscal six months ended September 30, 2011 and 2010, respectively:

	Six Months ended	Six Months ended	Amount of
	September 30, 2011	September 30, 2010	Increase (decrease)
REVENUES
Oil and gas revenue	$47,931	$67,634	$(19,703)

Operating Expenses:
Lease operating costs	18,594	43,823	(25,229)
Depreciation	40,357	-	40,357
Depletion	11,236	2,576	8,660
Professional Fees	14,782	-	14,782
Accounting and auditing	89,787	5,500	84,287
Directors fees	27,000	-	27,000
Other Administrative Expenses	36,321	8,725	27,596
Total Operating Expenses	238,077	60,624	177,453

(LOSS) INCOME FROM OPERATIONS	(190,146)	7,010	197,156

Other Income and (Expenses):
Interest expense	(251,761)	(22,500)	229,261
Gain on derivate liability	133,519		(133,519)
Net Loss Before Extraordinary Items	(308,388)	(15,490)	292,898

Extraordinary Items	(157,562)	-	157,562

NET LOSS	$(465,950)	$(15,490)	$450,460

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

Liquidity and Capital Resources

We reported total current assets of $206,642 as of September 30, 2011, consisting of $183,114 in cash and $23,528 of accounts receivable. Current liabilities of $504,592 related to vendor payables and current portion of long term notes. Stockholders’ equity is $316,868 at September 30, 2011.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives, and (2) lack of technical expertise to account for complex financial instruments. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our inadequate segregation of duties and lack of sufficient accounting technical expertise, we have retained an outside consultant to act as our Chief Financial Officer, and we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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