Form 10-Q/A
period 2011-12-31
Imperial Resources, Inc.
filed 2013-03-01
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on February 21, 2012 (“Original Filing”). The amendments are set forth below:

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

 IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Restated) December 31, 2011	March 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,953	$364,891
Accounts receivable	6,292	28,503
Total Current Assets	50,245	393,394

Investment in oil and gas properties, net	332,885	322,126
Property and equipment-Salt Water Disposal Facility, net	1,730,558	-
Oil and gas properties held for sale	210,770	-
Total Assets	$2,324,458	$715,520

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$551,655	$82,697
Current portion of notes payable	94,300	-
Total Current Liabilities	645,955	82,697

Notes Payable, net of discount of $391,032	1,105,402	-
Derivative liability	402,760
Total Liabilities	2,154,117	82,697

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value; 42,894,561 and 42,362,100 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	42,894	42,362
Additional paid-in capital	1,913,324	1,763,858
Accumulated deficit	(1,785,877)	(1,173,397)
Total Stockholders’ Equity	170,341	632,823
Total Liabilities and Stockholders’ Equity	$2,324,458	$715,520

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three and nine months ended December 31, 2011 and 2010
(Unaudited)

	(Restated) Three months ended	Three months ended	(Restated) Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

REVENUES
Oil and gas revenue	$11,828	$20,423	$59,759	$88,057

Operating Expenses:
Lease operating costs	8,771	24,973	27,365	68,796
Depreciation	37,976	-	78,333	-
Depletion	5,408	1,288	16,644	3,864
Professional Fees	30,815	37,537	135,384	43,037
Directors fees	45,000	-	72,000	-
Other Administrative Expenses	15,081	25,021	51,402	33,801
Total Operating Expenses	143,051	88,819	381,128	149,498

LOSS FROM OPERATIONS	(131,223)	(68,396)	(321,369)	(61,441)

Other Income (Expense):
Loss on debt extinguishment	-	(276,260)	-	(276,260)
Interest expense	(102,537)	(11,250)	(354,298)	(33,750)
Gain on derivative liability	87,230		220,749
Total Other Expenses	(15,307)	(287,510)	(133,549)	(310,010)

Net Loss Before Extraordinary Items	(146,530)	(355,906)	(454,918)	(371,451)

Extraordinary loss due to lightning strike	-	-	(157,562)	-

NET LOSS	$(146,530)	$(355,906)	$(612,480)	$(371,451)

Net (loss) income before extraordinary items per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Extraordinary loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,894,561	40,555,586	42,704,811	40,185,869

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended December 31, 2011 and 2010
(Unaudited)

	(Restated) Nine Months ended December 31, 2011	Nine Months ended December 31, 2010

Cash flows from operating activities:
Net Loss	$(612,480)	$(371,451)
Add back extraordinary loss	157,562	-
Net loss before extraordinary loss	(454,918)	(371,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Capital contributions - expenses	-	7,800
Loss on debt extinguishment	-	276,260
Amortization of discount and interest expense	232,478	-
Gain on derivative liability	(220,750)
Depletion and depreciation expense	94,977	3,864
Changes in operating assets and liabilities:
Changes in accounts receivable	22,211	757
Changes in accounts payable and accrued expenses	468,958	100,705
Net cash provided by operating activities	142,956	17,935

Cash flows used in investing activities:
Investments in oil and gas properties	(238,173)	-
Purchase of fixed assets-salt water disposal well	(1,466,453)	-
Purchase of saltwater disposal facility	(50,000)	-
Net cash used in investing activities	(1,754,626)	-

Cash flows from financing activities:
Proceeds from sale of common stock	150,000	-
Notes payable	1,200,000	-
Repayments of notes payable	(59,268)	-
Net cash provided by financing activities	1,290,732	-

Net decrease in cash and cash equivalents	(320,938)	17,935
Cash and cash equivalents at the beginning of period	364,891	-
Cash and cash equivalents at the end of period	$43,953	$17,935

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$32,010	$-
Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative liability	$623,510
Purchase of salt water disposal facility through issuance of note payable	$450,000	-
Issuance of 1,625,059 shares of common stock for extinguishment of note payable carrying value of $900,000, plus accrued interest of $42,534	$-	1,218,794

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - cont'd
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

(e)	Impairment of Long-Lived Assets
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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - cont'd

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED) - cont'd

(k)	Derivative Instruments
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

(l)	Cash Equivalents
 For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(m)	Revenue Recognition
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

(n)	Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.

(o) Recent Accounting Pronouncements
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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

3.	INVESTMENTS IN OIL AND GAS PROPERTIES AND SALT WATER DISPOSAL FACILITY- Continued

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

Legion Note Derivative Liability

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assuptions at each measurement date: risk-free interst rates ranging from .83% to 2.74%; expected life of 3.58 to 4.25 years; and, expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

The fair value of the derivative liability at April 27, 2011 was $623,510; and at December 31, 2011, $402,760.  The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative liability totaled $450,000 at April 27, 2011. Discount amortization totaled $58,968 for the nine month period ended December 30, 2011.

Quarry Bay Note

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The note provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity. As of December 31, 2011, $1,200,000 in proceeds had been received. Interest expense of $104,850 was accrued on the note and is included in total interest expense of $354,298 in the Statement of Operations for the nine months ended December 31, 2011. There was determined to be no beneficial conversion feature at the date of the note.

 IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)
5.	NOTE PAYABLE - Continued

As of December 31, 2011, notes payable are summarized as follows:

Description	Amount

Legion Note	$390,734
Quarry Bay Note	1,200,000
Total borrowings	1,590,734
Less Current Portion	(94,300)
Less debt discount	(391,032)
Long term notes payable as of December 31, 2011	1,105,402

6.	STOCKHOLDERS’ EQUITY

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

8.	INCOME TAXES (RESTATED)

At December 31, 2011, the Company has accumulated operating losses totaling approximately $1,786,000. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of December 31, 2011.

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
December 31, 2011
(Unaudited)

11.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Consolidated Balance Sheet
	December 31, 2011
	Previously Reported	Adjustments		As Restated

Assets
Current assets:
Cash and cash equivalents	$43,953			$43,953
Accounts receivable	6,292			6,292
Total Current Assets	50,245			50,245

Investment in oil and gas properties, net	332,885			332,885
Property and equipment – Salt Water Disposal Facility, net	1,730,558			1,730,558
Oil and gas properties held for sale	210,770			210,770

Total Assets	2,324,458			2,324,458

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$551,655	$		$551,655
Current portion of notes payable	94,300			94,300
Total Current Liabilities	645,955			645,955
Notes payable , net of discount of $391,032	1,435,252		(329,850)	1,105,402
Derivative Liability	-		402,760	402,760

Total Liabilities	2,081,207		72,910	2,154,117

Stockholders’ equity:

500,000,000 shares authorized, $0.001 par value, ; 42,894,561 and 42,362,100 shares issued and outstanding at December 31, 2011and March 31, 2011	42,894			42,894
Additional-paid-in capital	1,995,144		(81,820)	1,913,324
Accumulated deficit	(1,794,787)		8,910	(1,785,877)
Total Stockholders' Equity	243,251		(72,910)	170,341

Total Liabilities and Stockholders' Equity	$2,324,458		$-	$2,324,458

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

11.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statement of Operations
	Three Months Ended December 31, 2011			Nine Months Ended December 31, 2011
	Previously Reported	Adjustments	As Restated	Previously Reported	Adjustments	As Restated

REVENUES	-

Oil and gas revenue	11,828		11,828	59,759		59,759

Operating Expenses:
Lease operating costs	6,506	2,265	8,771	16,287	11,078	27,365
Depreciation	37,976		37,976	78,333		78,333
Depletion	5,407	1	5,408	16,643	1	16,644
Professional Fees	22,559	8,256	30,815	128,463	6,921	135,384
Directors fees	45,000		45,000	90,000	(18,000)	72,000
Other Administrative Expenses	21,448	(6,367)	15,081	51,402		51,402
Total Operating Expenses	138,896		143,051	381,128		381,128

(LOSS) INCOME FROM OPERATIONS	(127,068)	4,155	(131,223)	(321,369)		(321,369)

Other Income (Expense):
Interest expense	(85,894)	(16,643)	(102,537)	(142,456)	(211,842)	(354,298)
Gain on derivative liability	-	87,230	87,230	-	220,749	220,749
Total Other Income (Expense)	(85,894)		(15,307)	(142,456)		(133,549)

Net Loss Before Extraordinary Items	(212,962)	66,432	(146,530)	(463,825)	8,907	(454,918)

Extraordinary loss due to fire	-		-	(157,562)		(157,562)

NET LOSS	(212,962)	66,432	(146,530)	(621,387)	8,907	(612,480)

Net (loss) income before extraordinary items per common share (basic and diluted)	(0.00)		(0.00)	(0.01)		(0.01)
Extraordinary loss per common share (basic and diluted)	(0.00)		(0.00)	(0.00)		(0.00)
Net loss per common share (basic and diluted)	(0.01)		(0.01)	(0.01)		(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	42,894,561		42,894,561	42,704,811		42,704,811

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

11.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS - Continued

Consolidated Statement of Cash Flows
	Nine Months Ended December 31, 2011
	Previously Reported	Adjustments	As Restated

Cash flows from operating activities:
Net Loss	$(621,387)	$8,907	$(612,480)
Add back extraordinary loss	157,562		157,562
Net loss before extraordinary loss	(463,825)	8,907	(454,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of discount and interest expense	20,635	211,843	232,478
Gain on derivate liability	-	(220,750)	(220,750)
Depletion and depreciation expense	94,976	1	94,977
Changes in accounts receivable	22,211		22,211
Changes in accounts payable	468,958		468,958
Net cash used in operating activities	142,955		142,956

Cash flows used in investing activities:
Investments in oil and gas properties	(238,173)		(238,173)
Purchase of fixed assets-salt water disposal well	(1,466,453)		(1,466,453)
Purchase of saltwater disposal facility	(50,000)		(50,000)
Net cash used in investing activities	(1,754,626)		(1,754,626)

Cash flows from financing activities:
Proceeds from sale of common stock	150,000		150,000
Notes payable	1,200,000		1,200,000
Repayments of notes payable	(59,268)		(59,268)
Net cash provided from financing activities	1,290,732		1,290,732

Net decrease in cash and cash equivalents	(320,938)	-	(320,938)
Cash and cash equivalents at the beginning of period	364,891		364,891
Cash and cash equivalents at the end of period	43,953		43,953

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	32,010		32,010
Supplemental Disclosure of Noncash Investing and Financing Activities:
Derivative Liability		623,510	623,510
Purchase of saltwater disposal facility through issuance of note payable	450,000		450,000

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

12.	SUBSEQUENT EVENTS

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

Comparison of Fiscal nine months ended December 31, 2011 and 2010, respectively:

	Nine Months Ended	Nine Months Ended	Amount of Increase
	December 31, 2011	December 31, 2010	(Decrease)
Revenues
Oil and gas revenue	$59,759	$88,057	$(28,298)

Operating Expenses:
Lease operating costs	27,365	68,796	(41,431)
Depreciation	78,333	-	78,333
Depletion	16,644	3,864	12,780
Professional Fees	135,384	43,037	92,347
Directors fees	72,000	-	72,000
Other Administrative Expenses	51,402	33,801	17,601
Total Operating Expenses	381,128	149,498	231,630

LOSS FROM OPERATIONS	(321,369)	(61,441)	259,928

Other Expenses:
Loss on debt extinguishment	-	(276,260)	276,260
Interest on promissory notes	(354,298)	(33,750)	(320,548)
Gain on derivative liabilities	220,749		220,749
Total other expenses	(133,549)	(310,010)	176,461

Net Loss Before Extraordinary Items	(454,918)	(371,451)	(83,467)

Extraordinary loss due to lightning strike	(157,562)	-	(157,562)

Net Loss	$(612,480)	$(371,451)	$(241,029)

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

Liquidity and Capital Resources

We reported total current assets of $50,245 as of December 31, 2011, consisting of $43,953 in cash and $6,292 of accounts receivable. Current liabilities of $645,955 related to vendor payables of $551,655 and current portion of long term notes totaling $94,300. Stockholders’ equity was $170,341 at December 31, 2011.

For the nine months ended December 31, 2011, cash provided by operating activities was $142,956, compared to cash provided by operations of $17,935 for the nine months ended December 31, 2010. The Company was in the Development Stage as of December 31, 2010, and had debt forgiveness totaling $276,260. For the same periods we used $1,754,626 and $0, respectively in cash for oil and gas and the salt water disposal property in 2011. We received $1,200,000 in proceeds from a promissory note for the nine months ended December 31, 2011, compared to $0 received in 2010.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, management has determined that our internal control over financial reporting was not effective for the reason described herein.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives, and (2) lack of technical expertise to account for complex financial instruments. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011 we have implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our inadequate segregation of duties and lack of sufficient accounting technical expertise, we have retained an outside consultant to act as our Chief Financial Officer, and we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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