Form 10-Q
period 2012-12-31
Imperial Resources, Inc.
filed 2013-03-01
CIK 1435394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 14, 2013: 43,476,197 common shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at December 31, 2012 (unaudited) and March 31, 2012, the unaudited Consolidated Statements of Operations for the three and nine months ended December, 2012 and 2011 and unaudited Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$44,070	$92,464
Accounts receivable	37,930	16,583
Total Current Assets	82,000	109,047

Other assets:
Investment in Oil and Gas properties	274,431	300,080

Saltwater Disposal Facility, net of accumulated depreciation	1,950,643	1,825,422
Total Other Assets	2,225,074	2,125,502

TOTAL ASSETS	$2,307,074	$2,234,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$473,944	$302,484
Current portion of long term debt	94,300	95,967
Total Current Liabilities	568,244	398,451

Long-term liabilities:
Notes Payable, net of discount of $381,203 and $365,918 at December 31, 2012 and March 31, 2012, respectively	1,407,663	1,163,660
Derivative liability	419,579	509,628
Total Long-term Liabilities	1,827,242	1,673,288
Total Liabilities	2,395,486	2,071,739

STOCKHOLDERS’ EQUITY:
Common stock: 500,000,000 shares authorized, at $0.001 par value; 43,476,197 shares issued and outstanding at December 31, 2012; 42,894,561 shares issued and outstanding at March 31, 2012	43,476	42,894
Capital in excess of par value	2,032,745	1,913,327
Accumulated Deficit	(2,164,633)	(1,793,411)
Total Stockholders’ Equity (Deficit)	(88,412)	162,810
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,307,074	$2,234,549

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months and nine months ended December 31, 2012 and 2011
(Unaudited)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Operating Revenue:

Natural Gas and condensate	$26,458	$11,828	$50,025	$59,759
Salt water disposal	32,947	-	32,947	-
Total Revenue	59,405	11,828	82,972	59,759

Operating Expenses:
Lease operating costs	(41,184)	6,506	(32,557)	16,287
Salt water disposal operating costs	30,332		30,332
Depletion	13,881	5,407	29,135	16,643
Depreciation	37,975	37,976	146,111	78,333
Accounting and audit	17,782	22,559	88,822	128,463
Director’s Fees	36,000	45,000	90,000	90,000
Other administrative expenses	146,419	21,448	177,041	51,402
Total Operating Expenses	241,205	138,896	528,884	381,128
			-
Loss from operations	(181,800)	(127,068)	(445,912)	(321,369)

Other Income and (Expenses):
Interest income (expense)	85,741	(85,894)	(112,415)	(142,456)
Gain (loss) on derivative liability	(90,817)	-	187,405	0
Total Other Income (Expenses)	(5,076)	(85,894)	74,990	(142,456)

Net Loss before extraordinary item	(186,876)	(212,962)	(370,922)	(463,825)
Extraordinary loss due to fire	-	-	-	(157,562)

NET LOSS	$(186,876)	$(212,962)	$(370,922)	$(621,387)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	43,476,197	42,894,561	43,200,925	42,704,811

The accompanying notes are an integral part of these consolidated financial statements.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended December 31, 2012 and 2011
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements

	Nine Months ended	Nine Months ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(371,222)	$(621,387)
Add back Extraordinary Loss		157,562
Net loss before extraordinary loss	(371,222)	(463,825)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depletion and depreciation expense	148,518	94,976
Discount amortization	82,065	20,635
Gain (loss) on derivative liability	(187,405)
Changes in operating assets and liabilities:
Changes in accounts receivable	(21,347)	22,211
Changes in accounts payable	171,460	468,958
Net Cash Provided (Used) by Operations	(177,931)	142,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of salt water facility	-	(50,000)
Purchase of salt water equipment and deepening well	-	(1,466,453)
Investments in oil and gas properties	(248,090)	(238,173)
Net Cash Used by Investing Activities	(248,090)	(1,754,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from related parties		150,000
Proceeds from notes payable for salt water facility	320,000	1,200,000
Repayment of notes payable	(62,373)	(59,268)
Proceeds from issuance of common stock	120,000
Net Cash Provided by Financing Activities	377,627	1,290,732
Net Decrease in Cash	(48,394)	(320,938)
Cash at Beginning of Period	92,464	364,891
CASH AT END OF PERIOD	$44,070	$43,953
Supplemental disclosures:
Cash paid for interest	$13,015	$32,010
Purchase of salt water disposal facility through issuance of note payable	$-	$450,000
Debt discount on convertible note payable	$89,111	$-

The accompanying notes are an integral part of these consolidated financial statements

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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

On April 27, 2011, the Company purchased a salt water disposal facility. The Company has deepened the facility disposal well to a depth currently approved by the Texas Railroad Commission, has opened the facility in September 2012   and is disposing of produced  salt water from third party operating wells in the area.

In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The information for the consolidated balance sheet as of March 31, 2012 was derived from audited financial statements. The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending March 31, 2013.

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

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. All of the Company's revenues are from one producing well, a successful test well and a salt water disposal facility.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

(d)	Investments in Oil and Gas Properties

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

Impairment:
We review our long-lived assets, consisting primarily of oil and gas properties, on a quarterly basis and whenever management determines that events or circumstances indicate that the recorded carrying value of such properties may not be recoverable. Proved oil and gas properties are reviewed for impairment on a field-by-field basis, which is the lowest level at which depletion of proved properties is calculated. We estimate the expected future cash flows of our proved oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the properties to test the carrying amount for recoverability. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the proved oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, the present value of future cash flows net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows.

Reserves Estimates:
It should not be assumed that the present value of future net cash flows included in this Quarterly Report as of December 31, 2012 is the current market value of our estimated proved reserves. Changes in crude oil and natural gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs. Estimates of proved reserves may materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of our producing oil and gas properties for impairment.

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

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
December 31, 2012
(Unaudited)

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

(m) Recent Accounting Pronouncements
The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

3.	OIL AND GAS PROPERTIES

The Company has $274,431  in investments in oil and gas properties as of December 31, 2012  as follows:

	March 31, 2012	Additions	Depletion and other reductions (1)	December 31, 2012
Producing Wells	$323,826	$28,024	$(40,640)	$311,210
Accumulated depletion	(96,912)	-	(13,033)	(109,945)
Net producing wells	226,914	28,024	(53,673)	201,265
Undeveloped wells	73,166	-	-	73,166
Total oil and gas	$300,080	$28,024	$(53,673)	$274,431

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)
Cochran #1 Well
On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project has one producing well known as the Cochran #1 Well, which is being operated by El Paso E & P Company, L.P. As of December 31, 2012, the investment totaled $210,687.

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

On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company retained its interest in a successful test well which the Company acquired as part of its due diligence. In addition, the Company has the right to acquire new acreage in a new 5,000 acre area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of December 31, 2012, the Company’s investment in the project totaled $14,664.

Nunnelly #1 Project
On January 10, 2011, the Company entered into an Oil and Gas lease with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The lease agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. Imperial has the option, to pay the costs associated with deepening and completion of the well, or alternatively, the drilling and completion of a new well. As of December 31, $63,062 is capitalized relating to surface preparation work at the site.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The notes provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the note into limited partner interests in Green Tide of up to 50% of the equity until the opening of the facility.

On March 6, 2012, the Company obtained an additional c note for $125,000 for clean-up and rebuilding of the facility, $50,000 of which was received prior to March 31, 2012.  The remaining $75,000 was received during the first quarter of the fiscal year ended March 31, 2013.

The Company deepened the well to a depth approved by the Texas Railroad Commission. As of December 31, 2012, the Company had incurred $2,213,064  in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company commenced operation of the facility during the quarter ended December 31, 2012.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

The Company’s net investment as of December 31, 2012 is as follows:
December 31, 2012
Purchase of salt water facility	$500,000
Repairs and improvements	1,713,064
Total	2,213,064

Accumulated depreciation	(262,421)
Total property and equipment related to salt water facility	$1,950,643

5.	NOTES PAYABLE

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

The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assumptions at each measurement date: risk-free interest rates ranging from .96% to 2.06%; expected life of 3.33 to 4.25 years; and expected volatility of 166% based on historical stock prices of the Company. The gains and losses resulting from changes in the fair value of derivatives are recorded in the Consolidated Statement of Operations.

The fair value of the derivative liability at April 27, 2012 was $623,510. The fair value as of December 31, 2012 was $339,116. The Company has categorized its derivative liability measured at fair value into the three-level fair value hierarchy based upon the priority of inputs to respective valuation techniques. Liabilities included within level 3 of the fair value hierarchy include a share conversion feature on convertible debt. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The debt discount related to the derivative totaled $450,000 at April 27, 2012, and was $313,167  as of December 31, 2012. Amortization totaled $50,659  for the three months ended December 31, 2012.

On June 15, 2011, the Green Tide Water Disposal, Ltd., was formed as a limited partnership with Imperial Oil & Gas, Inc. being a limited partner owning 99% and Big Dig Operating, Inc., a wholly owned subsidiary of Imperial Oil & Gas, Inc., being the general partner and owning 1%, and obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. The notes provides that Green Tide will pay interest at a rate of twenty percent per annum with principal and interest paid monthly in amounts equal to eighty percent of the net cash flow generated by the operations of the SWDF, until such time that the cumulative distribution equals the principal amount loaned. The lender may convert at its option, the unpaid balance of the $1,200,000 note into limited partner interests in Green Tide of up to 50% of the equity, until the facility officially opens. There was determined to be no beneficial conversion feature at the date of the note.

In addition to the above note, additional non-convertible notes of $125,000, $50,000, $60,000, $20,000 and $20,000 with the same terms were obtained for replacement and clean up of the facility. As of December 31, 2012, a total of $275,000 had been received related to these non-convertible notes.

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

On October 5, 2012, the Company entered into a convertible note in the amount of $58,000, payable to an accredited investor, bearing interest at 8%, due July 10, 2013. The Note was convertible into the number of shares equal to the balance of the principal and interest being converted divided by a 42% discount to the daily volume weighted average price per share for the ten business days prior to the date of the conversion notice.  On November 13, 2012, the Company entered into another note to the same investor on the same terms, in the amount of $42,500, due August 15, 2013. Net proceeds from these borrowings were $95,000, after deducting borrowing costs of $5,500. The above embedded conversion feature was determined to be a derivative liability, and such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The fair value was determined using the Black-Scholes Option Pricing Model using the following assumptions at each measurement date: risk-free interest rates ranging from .18%; expected life of 9 months; and expected volatility of 120% to 130%based on historical stock prices of the Company. Due to the convertible feature, discounts of $89,111 and derivative liabilities of $97,386 were recorded at the time the borrowings were drawn upon. During the three months ended December 31, 2012, a gain on the derivative liability of $16,893 was recorded in results of operations.

Interest expense for the three months ended December 31, 2012 was $112,415.  Accrued interest payable totaled $297,062 and is included in accounts payable and other accrued liability.

Notes payable and derivative liabilities are summarized as follows:

Description	Amount

Convertible notes payable	$1,608,542
Other borrowings	275,000
Total borrowings	1,883,542
Less Current Portion	(94,300)
Less debt discount	(381,203)
Derivative liability	419,579
Long term liabilities as of December 31, 2012	$1,827,618

6.	CAPITAL STOCK

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

IMPERIAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Additionally, in August 2012,  the Company completed another private placement with an accredited investor by issuing 506,483  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this price being $.20 per share.

7.	INCOME TAXES

At December 31, 2012, the Company has accumulated operating losses totaling $2,164,633. The net operating loss carry forwards will begin to expire in 2027 if not utilized. The Company has recorded net operating losses in each year since its inception. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets as of December 31, 2012.

8.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Sydney Oil and Gas Overriding Royalty Interest

On April 1, 2010, Imperial Oil entered into an Assignment of Overriding Royalty Interest Agreement to assign or pay Sydney Oil & Gas, LLC (“Sydney”), a gross overriding royalty of 6.5% of 8/8 for each lease or working interest acquired by Imperial Oil. Imperial’s CEO owns an interest in and controls Sydney. At December 31, 2012 no royalties have been paid.

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

Overview and Plan of Operation

Producing Wells

Cochran #1 Well

On January 20, 2010, the Company acquired a 14.9% working interest in the oil, gas and mineral leases in the Greater Garwood hydrocarbon exploration project located in Colorado County, Texas (the “Project”). The Project included one producing well known as the Cochran #1 Well. The well-produced and sold approximately 3.8 Mmcfe, net during the three months ended June 30, 2012. Remaining natural gas reserves are estimated to be approximately 181 mmcfe as of June 30, 2012. Approximately 89% of natural gas revenues for the nine months ended December 31, 2012 and all revenues from 2011 are from the Cochran Well. As of December 31, 2012, the investment totaled $210,687.

Exploratory Wells

Nunnelly #1 Project

On January 10, 2011, the Company entered into an Oil and Gas lease (“Agreement”) with the mineral owner of approximately 35 acres and an existing wellbore in Montague County Texas. The Agreement provides for the development of the Project lease area and the existing well, known as Nunnelly #1. The mineral owners’ will retain a 25% royalty interest in the acreage. The Company obtained an evaluation from an independent registered petroleum engineer indicating net probable recoverable oil reserves of approximately 17 Mbbls. As of December 31, $63,062 is capitalized relating to surface preparation work at the site.

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
On January 10, 2012, Imperial Oil sold all of its acreage which had cost the Company $190,106 to acquire during 2011; approximately $160,000 acreage cost plus associated land and title costs, and relinquished any future interest in the 5,000 acres in Oklahoma. Proceeds from the sale totaled $540,000, which resulted in a gain on the sale of investment of $346,184, after selling costs of $3,710. The Company acquired an interest in a test well as part of its due diligence in Oklahoma. The Company retains its interest in this successful test well. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of December 31, 2012, the Company’s investment in the project totaled $14,664, which includes the unamortized balance of the successful test well of $4,560.

On January 10, 2012, Imperial Oil sold $190,106 of acreage, including approximately $160,000 acreage cost plus associated land and title costs, acquired during the year, and relinquished any interest in the 5,000 acres in Oklahoma. The Company acquired an interest in a test well as part of its due diligence. That test well proved successful and the Company has retained that interest. In addition, the Company has the right to acquire new acreage in a new area of mutual interest (“AMI”) with a 90% working interest and the right to operate. As of December 31, 2012, the Company’s investment in the project totaled $11,664.

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

Green Tide obtained a Convertible Promissory Note on June 17, 2011, for amounts up to $1,200,000 to rework and operate the SWDF. In addition to the above note three additional notes of $125,000, $50,000,  $60,000 and $20,000 with the same terms were obtained for replacement and clean up of the facility.  As of December 31, 2012, $1,435,000 had been received related to these notes.

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

The Company deepened the well to a depth currently approved by the Texas Railroad Commission. As of September 30, 2012, the Company has incurred $2,119,082 in capitalized costs related to the acquisition of the facility and deepening of the well. The well was deepened and completed and the SWDF was set to open November 9, 2011 when the facility was struck by lightning on November 8, 2011. The Company has completed clean-up of the site and has purchased and largely installed the replacement tanks and equipment. The Company commenced operation  of the facility during the quarter ended December 31, 2012.  Demand for disposal in the area continues to be very strong.

The Company’s net investment as of December 31, 2012 is as follows:

December 31, 2012
Purchase of salt water facility	$500,000
Additions to well	1,713,064
Total	2,213,064

Accumulated depreciation	(262,421)
Total property and equipment related to salt water facility	$1,950,643

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

Comparison of Fiscal nine months ended December 31, 2012 and 2011, respectively:
	Nine Months Ended		Nine Months Ended	Increase
	December 31, 2012		December 31, 2011	(Decrease)

Operating Revenue:

Natural Gas and condensate	$50,025		$59,759	$(9,734)
Salt water disposal	32,947		-	32,947
Total Revenue	82,972		59,759	23,213
				-
Operating Expenses:				-
Lease operating costs	(32,557)		16,287	(48,844)
Salt water disposal operating costs	30,332			30,332
Depletion	29,135		16,643	12,492
Depreciation	146,111		78,333	67,778
Accounting and audit	88,822		128,463	(39,641)
Director’s Fees	90,000		90,000	-
Other administrative expenses	177,041		51,402	125,639
Total Operating Expenses	528,884		381,128	148,056
	-
Loss from operations	(445,912	) )	(321,369)	124,543

Other Income and (Expenses):
Interest expense	(112,415)		(142,456)	30,041
Gain on derivative liability	187,405		-	187,405
Total Other Income (Expenses)	74,990)		(142,456)	217,446

Net Loss before extraordinary item	(370,922)		(463,825)	92,903
Extraordinary loss due to fire	-		(157,562)	(157,562)

NET LOSS	$(370,922)		$(621,387)	$250,465

The decrease in natural gas revenues was primarily a result of continued depressed natural gas prices for 2012 as compared to the same period in 2011 as well as what is believed to be a continued scaling problem with the Cochran #1 well, which requires a regular maintenance procedure yet to be scheduled by the operator of the well. However, the commencement of operations for the salt water disposal well during the quarter ended December 31, 2012 gave rise to the new salt water disposal revenues.

During the three months ended December 31, 2012, the Company completed negotiations over disputed joint interest billing charges from the operator of the Cochran #1 well, resulting in refunds of $46,837 to the Company, which in turn resulted in negative Lease Operating Expense for the quarter.

Depreciation expense totaling $146,111 was incurred for the salt water disposal facility for the nine months ended December 31, 2012 as compared to $78,333 for the nine months ended December 31, 2011.

Accounting fees, professional fees and other general and administrative expenses all decreased over the comparable period as a result of management continuing to operate with very limited administrative support.

Interest expense increased for the nine months ended December 31, 2012 over the comparable period as a result of increased borrowings related to the salt water disposal facility acquisition and development.

The gains and losses on derivative liability were also related to the salt water disposal facility borrowings, which were not incurred for the nine months ended December 31, 2011.

Liquidity and Capital Resources

We reported total current assets of $82,000 as of December 31, 2012, consisting of accounts receivable and cash. Current liabilities of $568,244 related primarily to vendor payables of $473,944 and current portion of long term notes totaling $94,300. Stockholders’ deficit was ($88,412) at December 31, 2012.

For the nine months ended December 31, 2012, cash used in operating activities was $177,926, compared to cash provided by operations of $142,955  for the nine months ended December 31, 2011. For the same periods we used $248,090 and $1,754,626, respectively, in cash for investment in  oil and gas and the salt water disposal property. We received $440,000 in proceeds from  promissory notes and issuances of common stock for the nine months ended December 31, 2012, compared to $1,350,000 received for the same period in 2011.

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Additionally, in August 2012 the Company completed another private placement with an accredited investor by issuing 506,483  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this price being $0.20 per share.

On October 5, 2012, the Company entered into a convertible note in the amount of $58,000, payable to an accredited investor, bearing interest at 8%, due July 10, 2013. The Note was convertible into the number of shares equal to the balance of the principal and interest being converted divided by a 42% discount to the daily volume weighted average price per share for the ten business days prior to the date of the conversion notice.  On November 13, 2012, the Company entered into another note to the same investor on the same terms, in the amount of $42,500, due August 15, 2013. Net proceeds from these borrowings were $95,000 after deducting borrowing costs of $5,500. Due to the convertible feature, discounts of $89,111 and derivative liabilities of $97,356 were recorded at the time the borrowings were drawn upon. During the three months ended December 31, 2012, a gain on the derivative liability of $16,893 was recorded in results of operations.

Over the last 9 months the Company has raised capital and debt of approximately $440,000 in difficult capital markets.

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

Item 4. - Disclosure Controls and Procedures

Disclosure Controls and Procedures
As of the end of the current reported period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective at a reasonable assurance level with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the first quarter of 2011 we  implemented additional controls and procedures designed to ensure that the disclosure provided by us meets the then current requirements of the applicable filing made under the Exchange Act. To address our lack of sufficient accounting technical expertise, during the fourth quarter ended March 31, 2011, we retained additional accounting technical expertise. Other than these there have been no changes in our internal control over financial reporting during the third quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 16, 2012, Imperial Resources, Inc., pursuant to a Securities Purchase Agreement with an accredited investor issued 75,153 common shares for $20,000 at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement, this being a price of $0.26 per share. Additionally, in August  the company completed another private placement with an accredited investor by issuing 506,483  common shares for $100,000, at a 10% discount to the Volume Weighted Average closing Price for the ten business days prior to the Agreement , this price being $.20 per share.

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
* To be Filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL RESOURCES, INC.

Date: March 1, 2013	By:	/s/ Rob Durbin
Rob Durbin President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 1, 2013	By:	/s/ Robert Bintliff
Robert Bintliff Chief Financial Officer (Principal Financial and Accounting Officer)